Form 10QSB
period 1996-11-30
MEGA HOLDING CORP
filed 1997-01-07
CIK 1027642

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                  FORM 10-QSB

     (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE
     SECURITIES ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                               NOVEMBER 30, 1996

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE
     SECURITIES ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                   ________________ TO ______________________.

                         COMMISSION FILE NO. 001-12509

                               MEGA HOLDING CORP.
       (Exact name of small business issuer as specified in its charter)

        NEW YORK                                           13-2793653
(State or other jurisdiction                      (IRS Employer Identification
of incorporation or organization)                          Number)

                  278A New Dorp Lane, Staten Island, NY 10306
                    (Address of principal executive offices)

                                 (718) 667-9117
                           Issuer's telephone number

     Check  whether  registrant  (1) filed all  reports  required to be filed by
     Section 13 or 15 (d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days Yes ______ No ___X___

     As of November 30, 1996, 3,615,000 Shares of Common Stock were outstanding.

     Transitional Small Business Disclosure Format: Yes _________ No ____X_____

                         PART I - FINANCIAL INFORMATION



Item 1- Financial Information

For financial information, please see the Financial Statements on pages F1 through F9 .

Item 2- Management's Discussion and Analysis or Plan of Operation.

Plan of Operation

Mega Holding Corp. (the Company) incorporated as a New York corporation and commenced business on March 31, 1970. The Company offers its services to corporations that are seeking banking and investment banking relationships. The Company charges a fee for these services and at times earns an equity interest in these companies. Fees are also earned from clients that wish to go public and/or raise capital. The company is licensed and registered with the New York State banking Department as a mortgage broker wherein it earns fees. In addition, the Company receives royalties from Powderhorn Incorporated ( a subsidiary of Peabody Coal Company) located in Palisade, Colorado.

The following discussion of the results of operations and financial condition should be read in conjunction with the audited financial statements and related notes appearing subsequently under the caption "Financial Statements".

Overview

Past revenues have been derived principally from commissions on mortgage brokerage and investment banking activities, and royalties from Powderhorn International. Future income is dependent on management's ability to generate new business in the mortgage brokerage and investment banking segments of its business, which are more particularly discussed in Item 1, above

Management anticipates that sales, gross profit and income from operations will continue to increase in fiscal 1997 at a greater rate than in 1996. This increase will result from an anticipated increase in both the Company's mortgage brokerage business and to a greater extent, an increase in the Company's investment banking activities. This increase in activity, in turn should generate more cash flow and net profit, thereby reducing their effect on cash used from operations and net income.

Results of Operation

During fiscal 1996, the Company principally provided for its cash needs through normal operations of its business as more particularly discussed in Item 1, above

Fiscal Period Twelve Months Ended August 31, 1996 Compared to Twelve Months Ended August 31, 1995.

Net sales for twelve months ending August 31, 1996, compared to the twelve months ended August 31, 1995 increased approximately 60.4% from $201,533 to $509,609. This increase was due primarily to the initial royalty payment of $190,000 pursuant to the settlement of the Powderhorn dispute.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no legal proceedings and the Company is not aware of any threatened legal proceedings to which the Company is a party or to which its property is subject.

Item 2. Changes in Securities.

Not applicable.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits and Report on Form 8-K.

Not applicable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

December 30, 1996
Date

MEGA HOLDING CORP.
(Registrant)

By: /s/ Thomas M. Abate
-----------------------
Thomas M. Abate, President


By: /s/ James D. Paulsen
------------------------
James D. Paulsen, Secretary

                        Independent Accountants' Report



To the Stockholders of
Mega Holding Corp.


We have reviewed the accompanying balance sheet of Mega Holding Corp. as of November 30, 1996, and the related statements of earnings, shareholder's equity, and cash flows for the period September 1, 1996 through November 30, 1996 in accordance with statements on standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial Statements is the representation of the management of Mega Holding Corp.

A review consists principally of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with general accepted accounting principles.




By: /s/ McManus & Co., P.C.
---------------------------
McManus & Co., P.C.
Certified Public Accountants

December 31, 1996

                               MEGA HOLDING CORP.
                                  BALANCE SHEET
                               NOVEMBER 30, 1996

                                     ASSETS

Current Assets:
    Cash .....................................................        $   6,592
    Accounts Receivable ......................................           37,257
    Royalties Receivable (Note 2) ............................           12,750
    Notes Receivable (Note 3) ................................           35,000
                                                                      ---------
        Total Current Assets .................................           91,599

Property and Equipment
    Office Equipment at cost (Note 1) ........................           51,415
        Less: Accumulated Depreciation .......................          (32,556)
                                                                      ---------
        Total Property, Plant, and Equipment .................           18,859

Investments and Other Assets:
    Marketable Securities(Note 4) ............................          126,937
    Notes Receivable (Note 3) ................................          100,000
    Restricted Securities at par value (Note 5) ..............           30,000
    Royalties Receivable (Note 2) ............................          585,794
                                                                      ---------
        Total Investments & Other Assets .....................          842,731
                                                                      ---------

Total Assets .................................................        $ 953,189
                                                                      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts Payable .........................................            8,381
                                                                      ---------
        Total Current Liabilities ............................            8,381

Long - Term Liabilities:
    Deferred Taxes (Note 7) ..................................           72,168
                                                                      ---------
        Total Long - Term Liabilities ........................           72,168

Commitments and Contingent Liabilities (Note 6)

Stockholder's Equity:
    Common Stock-$.01 par value
        Authorized 20,000,000 shares
        Issued 3,615,000 shares ..............................           36,150
    Paid In Capital ..........................................          488,616
    Retained Earnings ........................................          347,874
                                                                      ---------
        Total Stockholders Equity ............................          872,640
                                                                      ---------

Total Liabilities and Stockholders' Equity ...................        $ 953,189
                                                                      =========

  See accompanying accountant's report and notes to the financial statements.

                               MEGA HOLDING CORP.
                              STATEMENT OF EARNINGS
                   FOR THE THREE MONTHS ENDED NOVEMBER 30,1996




Net Sales .................................................         $    93,040

Cost Of Sales .............................................              46,500
                                                                    -----------

    Gross Profit ..........................................              46,540
                                                                    -----------

General and Administrative Expenses:
    Advertising ...........................................                  27
    Commissions ...........................................              20,130
    Depreciation ..........................................               1,196
    Licenses and Application Fees .........................                  59
    Miscellaneous .........................................               2,971
    Office Expense ........................................               5,234
    Professional Fees .....................................               4,500
    Rent ..................................................               6,511
    Taxes .................................................              10,430
    Telephone and Utilities ...............................               2,083
    Travel and Entertainment ..............................               1,052
                                                                    -----------

    Total Operating Expenses ..............................              54,193
                                                                    -----------

Earnings/(Loss) Before Loss on Marketable
    Securities, and Income Taxes ..........................              (7,653)

Unrealized Holding Gain/(Loss) on
    Marketable Securities (Note 4) ........................             (91,810)
                                                                    -----------

Earnings/(Loss) Before Income Taxes .......................             (99,463)
                                                                    -----------

Provision For Income Taxes                                                 --
                                                                    -----------

Net Earnings/(Loss) .......................................         $   (99,463)
                                                                    ===========

    Net Earnings/(Loss) Per Share:
    Net Earnings/(Loss) ...................................         $   (0.0275)
    Weighted Average Number of Common
         Shares Outstanding ...............................           3,615,000


   See accompanying accountant's report and notes to the financial statements.

                               MEGA HOLDING CORP.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED NOVEMBER 30,1996

                                             Additional                  Total
September 1, 1996                 Common       Paid In     Retained   Stockholders'
To November 30, 1996               Stock       Capital     Earnings     Equity
--------------------               -----       -------     --------     ------

September 1, 1996 ............   $  36,150    $ 488,616    $ 447,337   $ 972,103

Net Earnings / (Loss) ........        --           --        (99,463)    (99,463)
                                 ---------    ---------    ---------   ---------

Total Stockholders' Equity
As Of November 30, 199 .......   $  36,150    $ 488,616    $ 347,874   $ 872,640
                                 =========    =========    =========   =========

  See accompanying accountant's report and notes to the financial statements.

                               MEGA HOLDING CORP.
                             STATEMENT OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED NOVEMBER 30, 1996




Cash Flow from Operating Activities:
    Net Income/(Loss) .............................................   $ (99,463)

      Adjustments To Reconcile Net Income To Net
      Cash Provided/(Used) In Operating Activities:
         Depreciation .............................................       1,196
         Unrealized holding gain/(loss) on marketable securities ..      91,810
         (Increase)/Decrease in accounts receivable ...............       6,153
         (Increase)/Decrease in royalties receivable ..............        --
         Increase/(Decrease) in accounts payable ..................       2,214
         Increase/(Decrease) in deferred taxes ....................        --
                                                                      ---------

         Total Adjustments ........................................     101,373
                                                                      ---------

    Net Cash provided/(used) by Operating Activities ..............       1,910


Cash Flow from Investing Activities:
         (Purchase)/Disposal of property, plant & equipment .......        --
         (Increase)/Decrease in marketable securities .............        --
         (Increase)/Decrease in restricted securities .............        --
                                                                      ---------

    Net Cash provided/(used) by Investing Activities ..............        --


Cash Flow from Financing Activities:
    Increase/(Decrease) in notes & dividends receivable ...........        --
                                                                      ---------

    Net Cash provided/(used) by Financing Activities ..............        --
                                                                      ---------

Net Increase/(Decrease) in Cash ...................................       1,910

Cash at the Beginning of the Period ...............................       4,682
                                                                      ---------

Cash at the End of the Period .....................................   $   6,592
                                                                      =========

  See accompanying accountant's report and notes to the financial statements.

                               MEGA HOLDING CORP.
                       NOTES TO THE FINANCIAL STATEMENTS


Note 1 - Basis of Presentation and Significant Accounting Policies

     Mega Holding Corp. (the Company) incorporated as a New York corporation and commenced business on March 31, 1970. The Company offers its services to corporations that are seeking banking and investment banking relationships. The Company charges a fee for these services an at times earns an equity interest in these companies. Fees are also earned from clients that wish to go public and/or raise capital. The Company is licensed and registered with the New York State Banking Department as a mortgage broker wherein it earns fees. In addition, the Company receives royalties from Powderhorn Incorporated (a subsidiary of Peabody Coal Company) located in Palisade, Colorado.

A) Property and Equipment Property and equipment are carried at cost less accumulated depreciation. Depreciation is calculated by using the modified accelerated cost recovery system as provided by the tax reform act of 1986 for property acquired after December 31, 1986. The recovery classifications are five years for furniture and fixtures and office equipment.

     Expenditures for maintenance and repairs are charged to income as incurred.

B)   Marketable Securities

     In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.115, "Accounting for Certain Investments in Debt and Equity Securities," effective for fiscal years beginning after December 15, 1993. This statement considers debt securities that the Company has both the positive intent and ability to hold to maturity are carried at amortized cost. Debt securities that the Company does not have the positive intent and ability to hold to maturity and all marketable equity securities are classified as available-for-sale or trading securities and are carried at fair market value. Unrealized holding gains and losses on securities classified as available-for-sale are carried as a separate component of stockholders' equity. Unrealized holding gains and losses on securities classified as trading are reported in earnings. Management determines the appropriate classification of marketable equity and debt securities at the time of purchase and reevaluates such designation as of each balance sheet date.

                               MEGA HOLDING CORP.
                       NOTES TO THE FINANCIAL STATEMENTS


Note 1 - Basis of Presentation and Significant Accounting Policies (continued)

C)   Income Taxes

     The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", which requires a change from the deferral method to the assets and liability method of accounting for income taxes. Timing differences exist book income and tax income which relate primarily to the recognition of income.

D)   Net Earnings/(Loss) Per Common Share

     Net   earnings/(loss)   per  common  share  is  computed  by  dividing  net
     earnings/(loss) by the weighted average number of shares of common stock outstanding during the period.


Note 2 - Royalties Receivable

     On September 29, 1994, the Company resolved a royalty dispute whereby Powderhorn Incorporated will pay the Company additional royalties totaling $624,044. This amount will be payable at $12,750 per annum for non-production royalty and an 8.5% royalty should production resume.


Note 3 - Notes Receivable

     In 1993, the Company entered into a loan agreement with AWEC for the sum of $100,000. This loan is non-interest bearing and due in 1998. With this note, the Company has two(2) options. Option one maintains the Company carry the note to maturity and receive face value. Option two gives the Company the right to convert the outstanding note receivable into AWEC common stock at fair market value. This right may be exercised at the Company's option during 1997.

     In 1996, the Company received notes from Bonsangue and Nocito companies in the amounts of $30,000 and $5,000 respectively. Both notes are non-interest bearing and are considered current.

                               MEGA HOLDING CORP.
                       NOTES TO THE FINANCIAL STATEMENTS


Note 4 - Marketable Securities

     As discussed in Note 1, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At August 31, 1996, all of the Company's marketable equity securities are classified as trading securities.

     The current marketable securities represents an equity investment in various corporations which the Company considers as trading securities. The securities had an original cost of $116,488. At the balance sheet date, the market value was $126,937. The difference between t cost and fair market value represents an unrealized holding gain and is included in current earnings.


Note 5 - Restricted Securities

     The Company owns various securities that are restricted by the Securities and Exchange Commission from sale. These restricted securities are carried at par value totaling $30,000.


Note 6 - Commitments and Contingent Liabilities

     The Company is engaged in a three year lease for its office space in the amount of $1,302 per month. This non-cancelable lease begins January 1, 1996 and expires December 31, 1998.


Note 7 - Income Taxes

     As discussed in Note 1, the Company adopted the provisions of Statement of Financial Standards (SFAS) No. 109 "Accounting for Income Taxes". Implementation of SFAS 109 did not have a material cumulative effect on prior periods nor did it result in a change to the current year's provision.

                               MEGA HOLDING CORP.
                       NOTES TO THE FINANCIAL STATEMENTS


Note 7 - Income Taxes (continued)

A) The effective tax rate for the Company is reconcilable to statutory tax rates as follows:
                                                    November 30,
                                                       1996
                                                       ----
                                                         %

        U.S. Federal Statutory Tax Rate                 34
        Effective Timing Difference                    (34)
                                                       ----

        Effective Tax Rate                               -

B) Deferred income taxes are provided for differences between financial statement and income tax reporting. The principal difference is the manner in which income is recognized for financial and income tax reporting purposes.