Form 10-Q
period 1997-02-28
MEGA HOLDING CORP
filed 1997-04-15
CIK 1027642

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM IO-QSB

  (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE
       SECURITIES ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
       FEBRUARY 27,1997

 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES ACT OF 1934 FOR THE TRANSITION PERIOD FROM 12/l/96 TO 2/28/97

                          COMMISSION FILE NO. 001-12509

                               MEGA HOLDING CORP.
        (Exact name of small business issuer as specified in its charter)

           NEW YORK                                        13-2793653
(State or other jurisdiction                      IRS Employer Identification
of incorporation or organization)                            Number)

                   278A New Dorp Lane, Staten Island, NY 10306
                    (Address of principal executive offices)

                                 (718) 667-9117
                            Issuer's telephone number

Check whether registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2)
has been subject to such filing requirements for the past 90 days   Yes   No X

As of February 28, 1997, 3,615,000 Shares of Common Stock were outstanding.


Transitional Small Business Disclosure Format: Yes    No  X

                         PART I - FINANCIAL INFORMATION



Item 1- Financial Information
For financial information, please see the Financial Statements on pages F1 through F1O Item 2- Management's Discussion and Analysis or Plan of Operation. Plan of Operation Mega Holding Corp. (the Company) incorporated as a New York corporation and commenced business on March 31, 1970. The Company offers its services to corporations that are seeking banking and investment banking relationships. The Company charges a fee for these services and at times earns an equity interest in these companies. Fees are also earned from clients that wish to go public and/or raise capital. The company is licensed and registered with the New York State banking Department as a mortgage broker wherein it earns fees. In addition, the Company receives royalties from Powderhorn Incorporated ( a subsidiary of Peabody Coal Company) located in Palisade, Colorado.

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

Results of Operation

During the six months ended February 1997, the Company principally provided for its cash needs through normal operations of its business as more particularly discussed in Item 1, above.

Net sales for the six months ending February 28, 1997 totaled $96,040 with an operating loss of $34,271. We expect revenues to increase during the next six months which should result in operating profits.

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

Item 6. Exhibits and Report on Form 8-K.

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the under signed hereunto duly authorized.

April 14, 1997
Date

MEGA HOLDING CORP.
Registrant

/s/ Thomas M. Abate
----------------------
Thomas M. Abate, President


/s/ James D. Paulsen
----------------------
James D. Paulsen, Secretary

                                  (Letterhead)



                         Independent Accountants' Report



To the Stockholders of
Mega Holding Corp.


We have reviewed the accompanying balance sheet of Mega Holding Corp. as of February 28, 1997, and the related statements of operations, shareholder's equity, and cash flows for the period September 1, 1996 through February 29, 1997 in accordance with statements on standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial Statements is the representation of the management of Mega Holding Corp.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.
Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with general accepted accounting principles.





McManus & Co., P.C.
Certified Public Accountants
Morris Plains, New Jersey

April 11, 1997



                                                  Fl

    MEGA HOLDING CORP. BALANCE SHEET FEBRUARY 28, 1997


                                     ASSETS

  Current Assets:
      Cash                                                      $  2,872
      Accounts Receivable                                         52,257
      Royalties Receivable (Note 2)                                  375
      Notes Receivable (Note 3)                                   25,000
                                                                  ------
         Total Current Assets                                     80,504
                                                                  ------

  Property and Equipment
      Office Equipment at cost (Note 1)                           51,415
         Less: Accumulated Depreciation                          (32,556)
                                                                 -------
         Total Property, Plant, and Equipment                     18,859
                                                                  ------

  Other Assets:
      Marketable Securities (Note 4)                             126,937
      Notes Receivable (Note 3)                                  100,000
      Restricted Securities at par value (Note 5)                 30,000
      Royalties Receivable (Note 2)                              154,493
                                                                 -------
         Total Other Assets                                      411,430

  Total Assets                                                  $510,793
                                                                 =======

 LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities:
      Accounts Payable                                           $ 5,251
      Officer's Loan                                               3,000
                                                                   -----
         Total Current Liabilities                                 8,251
                                                                   -----

  Long - Term Liabilities:
      Deferred Taxes (Note 7)                                     72,168
                                                                  ------
         Total Long - Term Liabilities                            72,168
                                                                  ------

  Commitments and Contingent Liabilities (Note 6)

  Stockholder's Equity:
      Common Stock-$.O1 par value
         Authorized 20,000,000 shares
         Issued 3,615,000 shares                                  36,150
      Paid In Capital                                            488,616
      Retained Deficit                                           (94,392)
                                                                 -------
         Total Stockholder's Equity                              430,374

  Total Liabilities and Stockholders' Equity                    $510,793
                                                                ========


    See accompanying accountant's report notes to the financial statements.

                                       F2

                               MEGA HOLDING CORP.
                             STATEMENT OF OPERATIONS
                   FOR THE SIX MONTHS ENDED FEBRUARY 28, 1997




 Net Sales                                                            $  96,040

 Cost Of Sales                                                           50,053
                                                                         ------
    Gross Profit                                                         45,987
                                                                         ------

 General and Administrative Expenses:
    Advertising                                                              27
    Commissions                                                          29,155
    Depreciation                                                          1,196
    Licenses and Application Fees                                           445
    Miscellaneous                                                         2,971
    Office Expense                                                        7,574
    Payroll & Associated Costs                                            1,416
    Professional Fees                                                     6,000
    Rent                                                                  9,116
    Taxes                                                                11,223
    Telephone and Utilities                                               3,508
    Travel and Entertainment                                              7,627
                                                                          -----

    Total Operating Expenses                                             80,258
                                                                         ------

 Loss Before Unrealized Holding Loss on Marketable
    Securities, Other Income, and Income Taxes                         (34,271)

 Unrealized Holding Loss on Marketable Securities (Note 4)             (91,810)
                                                                       -------

 Other Income:
    Royalties Income                                                        343
    Interest Income                                                      12,407
                                                                         ------
    Total Other Income                                                   12,750
                                                                         ------

 Loss Before Income Taxes                                              (113,331)
                                                                       --------

 Provision For Income Taxes                                                  --
                                                                       --------
 Net Loss                                                             $(113,331)
                                                                       ========

    Net Loss Per Share:
    Net Loss                                                          $ (0.0314)
    Weighted Average Number of Common Shares Outstanding              3,615,000


  See accompanying accountant's report and notes to the financial statements.

                                       F3





                                                         MEGA HOLDING CORP.
                                            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                             FOR THE SIX MONTHS ENDED FEBRUARY 28, 1997




                                                                Additional                                 Total
September 1, 1996                          Common                Paid In                 Retained       Stockholders'
To February 28, 1997                        Stock                Capital                 Earnings          Equity
--------------------                        -----                -------                 --------          ------

September 1, 1996                    $      36,150            $  488,616               $   18,939      $   543,705

Net Loss                                                                                 (113,331)        (113,331)
                                      -------------        -------------            -------------    -------------

Total Stockholders' Equity
As of February 28, 1997              $       36,150           $   488 616              $    4,392      $   430,374
                                     ==============        ==============           ==============   =============








  See accompanying accountant's report and notes to the financial statements.

                                       F4







                               MEGA HOLDING CORP.
                             STATEMENT OF CASH FLOWS
                   FOR THE SIX MONTHS ENDED FEBRUARY 28, 1997




Cash Flow from Operating Activities:
    Net Loss                                                                         (113,331)

    Adjustments To Reconcile Net Loss To Net
      Cash Provided/ (Used) In Operating Activities:
        Depreciation                                                                     1,196
        Unrealized holding gain/(loss) on marketable securities                         91,810
        (Increase)/Decrease in accounts receivable                                     (8,847)
        (Increase)/Decrease in royalties receivable                                        343
        Increase/ (Decrease) in   accounts payable                                       (916)
        Increase/ (Decrease) in   officer's loan payable                                 3,000
        Increase/ (Decrease) in   deferred taxes                                        14,935
                                                                                        ------

        Total Adjustments                                                              101,521
                                                                                       -------

    Net Cash provided/(used) by Operating Activities                                  (11,810)


Cash Flow from Financing Activities:
        Increase/(Decrease) in notes&dividends receivable                               10,000
                                                                                        ------

    Net Cash provided/(used) by Financing Activities                                    10,000
                                                                                        ------


Net Decrease in Cash                                                                    (1,810)

Cash at the Beginning of the Period                                                      4,682
                                                                                         -----

Cash at the End of the Period                                                          $ 2,872
                                                                                         =====









  See accompanying accountant's report and notes to the financial statements.

                                       F5

                               MEGA HOLDING CORP.
                        NOTES TO THE FINANCIAL STATEMENTS


Note 1 - Basis of Presentation and Significant Accounting Policies:

         Mega Holding Corp. (the Company) incorporated as a New York corporation and commenced business on March 31, 1970. The Company offers its services to corporations that are seeking banking and investment banking relationships. The Company charges a fee for these services and at times earns an equity interest in these companies. Fees are also earned from clients wishing to go public and/or raise capital. The Company is licensed and registered with the New York State Banking Department as a mortgage broker wherein it earns fees. In addition, the Company receives royalties from Powderhorn Incorporated (a subsidiary of Peabody Coal Company) located in Palisade, Colorado.

A) Property and Equipment

     Property and equipment are carried at cost less accumulated depreciation. Depreciation is calculated by using the modified accelerated cost recovery system as provided by the tax reform act of 1986 for property acquired after December 31, 1986. The recovery classifications are five years for furniture and fixtures and office equipment.

     Expenditures for maintenance and repairs are charged against income as incurred whereas major improvements are capitalized.

B) Marketable Securities

In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 1 15, "Accounting for Certain Investments in Debt and Equity Securities," effective for fiscal years beginning after December 15, 1993. This statement considers debt securities that the Company has both the positive intent and ability to hold to maturity are carried at amortized cost. Debt securities that the Company does not have the positive intent and ability to hold to maturity and all marketable equity securities are classified as available-for-sale or trading securities and are carried at fair market value. Unrealized holding gains and losses on securities classified as available-for-sale are carried as a separate component of stockholders' equity. Unrealized holding gains and losses on securities classified as trading are reported in earnings. Management determines the appropriate classification of marketable equity and debt securities at the time of purchase and reevaluates such designation as of each balance sheet date.


                                       F 6

                               MEGA HOLDING CORP.
                        NOTES TO THE FINANCIAL STATEMENTS


Note I - Basis of Presentation and Significant Accounting Policies:
(continued)

C) Revenue Recognition

     The Company recognizes revenues at the point in time when the stock in the newly formed company is sold.

D) Cost of Sales

     The cost of sales consist wholly of those expenses accumulated when acquiring the stock of the original company.

E) Income Taxes

     The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", which requires a change from the deferral method to the assets and liability method of accounting for income taxes. Timing differences exist between book income and tax income which relate primarily to the recognition of income.

F) Net Earnings/(Loss) Per Common Share

     Net   earnings/(loss)   per  common  share  is  computed  by  dividing  net
     earnings/(Loss) by the weighted average number of shares of common stock outstanding during the period.


Note 2 - Royalties Receivable:

         On September 29, 1994, the Company resolved a royalty dispute whereby Powderhorn Incorporated will pay the Company additional royalties with a future value of $624,044. This amount will be payable at $12,750 per annum for non-production royalty and an 8.5% royalty should production resume.


                                       F 7

                               MEGA HOLDING CORP.
                        NOTES TO THE FINANCIAL STATEMENTS


Note 2 - Royalties Receivable: (continued)
                                                           February 28, 1997
                                                           -----------------

         Royalties Receivable From Court Settlement:
             Non-interest bearing receivable,
             receivable in annual installments
             of $12,750; due 2043.                            $ 585,794

             Less unamortized discount based
             on imputed interest rate of 8%.                    430,926

             Royalties receivable less unamortized
             discount.                                          154,868

             Less: Current Portion                                  375
                                                               --------
             Total Long-Term Royalties Receivable              $154,493
                                                               ========


Note 3 - Notes Receivable:

         In 1993, the Company entered into a loan agreement with AWEC for the sum of $100,000. This loan is non-interest bearing and due in 1998. With this note, the Company has two(2) options. Option one maintains the Company carry the note to maturity and receive face value. Option two gives the Company the night to convert the outstanding note receivable into AWEC common stock at fair market value. This right may be exercised at the Company's option during 1997.

         In 1996, the Company received notes from Bonsangue and Nocito companies in the amounts of $30,000 and $5,000 respectively. Both notes are non-interest bearing and are considered current. At February 28, 1997 Bonsangue has repaid $10,000.


Note 4 - Marketable Securities:

         As discussed in Note 1, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At February 28, 1997, all of the Company's marketable equity securities are classified as trading securities; they were purchased with an intent to resell them within the next year.



                                       F8

                               MEGA HOLDING CORP.
                        NOTES TO THE FINANCIAL STATEMENTS



Note 4 - Marketable Securities: (continued)

         The current marketable securities represents an equity investment in various corporations which the Company considers as trading securities. The securities had an original cost of $116,488; determined by multiplying the number of shares being purchased by the fair market value of those shares. At the balance sheet date, the market value was $126,937; determined by multiplying the number of shares held by the fair market value of those shares at the balance sheet date. The difference between the cost and fair market value represents an unrealized holding gain and is included in current earnings.


Note 5 - Restricted Securities:

         The Company owns various securities that are restricted by the Securities and Exchange Commission from sale. These restricted securities are carried at par value totaling $30,000. The fair market value of the restricted securities held at the balance sheet date is determined by the cost basis of those securities. If there were no cost basis, the number of shares multiplied by the given par value would be used.


Note 6 - Executive Compensation:

          As president, Mr. Abate intermittently receives shares of stock as compensation. At February 28, 1997, no non-cash compensation has been issued.


Note 7 - Commitments and Contingent Liabilities:

         The Company is engaged in a three year lease for its office space in the amount of $1,302 per month. This non-cancelable lease begins January 1, 1996 and expires
         December 31, 1998.

          Future minimum lease payments are summarized as follows:

                           February 28                              Amount
                           -----------                             -------
                             1997                                  $15,624
                             1998                                   13,020
                             ----                                   ------
                                    Total                          $28,644
                                                                   =======





                                       F9

                               MEGA HOLDING CORP.
                        NOTES TO THE FINANCIAL STATEMENTS



Note 8 - Income Taxes:

         As discussed in Note 1, the Company adopted the provisions of Statement of Financial Standards (SFAS) No. 109 "Accounting for Income Taxes". Implementation of SFAS 109 did not have a material cumulative effect on prior periods nor did it result in a change to the current year's provision.

A) The effective tax rate for the Company is reconcilable to statutory tax rates as follows:
                                                                    February 28,
                                                                       1997
                                                                    ------------

         U.S. Federal Statutory Tax Rate                                  34
         Valuation allowance for deferred tax
           assets allocated to income tax expense                        (34)

         Effective Tax Rate                                              - 0 -

B) Deferred income taxes are provided for differences between financial statement and income tax reporting. The principal difference is the manner in which income is recognized for financial and income tax reporting purposes.


                                       F10