Form 10QSB
period 1997-05-31
MEGA HOLDING CORP
filed 1997-07-16
CIK 1027642

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED May 31, 1997

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES ACT OF 1934 FOR THE TRANSITION PERIOD FROM

                                       TO
                               -------    --------

                          COMMISSION FILE NO. 001-12509

                               MEGA HOLDING CORP.
        (Exact name of small business issuer as specified in its charter)

NEW YORK                                                           13-2793653
(State or other jurisdiction                        (IRS Employer Identification
of incorporation or organization)                     Number)

                   278A New Dorp Lane, Staten Island, NY 10306
                    (Address of principal executive offices)

                                 (718) 667-9117
                            Issuer's telephone number

Check whether registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days Yes No X

As of May 31, 1997, 3,615,000 Shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format: Yes   No x

                         PART I - FINANCIAL INFORMATION



Item 1- Financial Information

     For financial information, please see the Financial Statements on pages F1 through F10


Item 2- Management's Discussion and Analysis or Plan of Operation.


Plan of Operation

Mega Holding Corp. (the Company) incorporated as a New York corporation and commenced business on March 31, 1970. The Company offers its services to corporations that are seeking business and financial consulting relationships. Such services include advice on how to structure and conduct private offerings of securities, mergers and acquisitions and other strategic business advisory services. Most of the Company's clients use a combination of these services for which the Company receives fees for such services. The Company may refer clients to financial institutions (banking and other lenders and/or investment institutions). Very often the Company's fees are taken as stock in the client company or the fees are a combination of cash and stock. In addition, the Company may begin a relationship with a client on an advisory basis and proceed to provide acquisition or financing services to the client.

In the process of providing financial consulting activities, the Company typically performs due diligence and assists the client in preparing business plans, which plans include an analysis of the client's business, its history, the market for its products, the competitive environment in which the client operates and a breakdown of how the funds will be used. The Company does not raise funds for clients; however, the Company may refer clients to financial institutions (Banking and other lenders and/or investment institutions) for such purposes. The company is licensed and registered with the New York State Banking Department as a mortgage broker wherein it earns fees. In addition, the Company receives royalties from Powderhorn Incorporated (a subsidiary of Peabody Coal Company) located in Palisade, Colorado.

The following discussion of the results of operations and financial condition should be read in conjunction with the financial statements and related notes appearing subsequently under the caption "Financial Statements".


Overview

Past revenues have been derived principally from commissions on mortgage brokerage and Business and Financial Consulting activities, and royalties from Powderhorn Incorporated. Future income is dependent on management's ability to generate new business in the mortgage brokerage and consulting segments of its business, which are more particularly discussed in Item 1, above.

Management anticipates that sales, gross profit and income from operations will continue to increase in fiscal 1997 at a greater rate than in 1996. This increase will result from an anticipated increase in both the Company's mortgage brokerage business and to a greater extent, an increase in the Company's financial consulting activities. This increase in activity, in turn should generate more cash flow and net profit, thereby reducing their effect on cash used from operations and net income.


Results of Operation

During the nine months ended May 31, 1997, the Company principally provided for its cash needs through normal operations of its business as more particularly discussed in Item 1, above.

Net revenues for the nine months ended May 31, 1997 totaled $139,040 with an operating loss of $57,490. We expect revenues to increase during the next three months which should result in operating profits.

                           PART H - OTHER INFORMATION

Item 1. Legal Proceedings

There are no legal proceedings and the Company is not aware of any threatened legal proceedings to which the Company is a party to or to which its property is subject.

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

July 14, 1997
-------------
Date

MEGA HOLDING CORP.
------------------
Registrant)


/s/ Thomas M. Abate, President
--------------------------
Thomas M. Abate, President


/s/ James V. Paulsen, Secretary
---------------------------
James V. Paulsen, Secretary

                               MEGA HOLDING CORP.
                              FINANCIAL STATEMENTS
                                  MAY 31, 1997








                               McManus & Co., P.C.
                          Certified Public Accountants
                         Morris Plains, New Jersey 07950

                                  (LETTERHEAD)




                         Independent Accountants' Report



To the Stockholders of
Mega Holding Corp.


We have reviewed the accompanying balance sheet of Mega Holding Corp. as of May 31, 1997, and the related statements of operations, shareholder's equity, and cash flows for the nine months then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial Statements is the representation of the management of Mega Holding Corp.

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





McManus & Co., P.C.
Certified Public Accountants
Morris Plains, New Jersey

July 9, 1997

                               MEGA HOLDING CORP.
                                  BALANCE SHEET
                                  MAY 31, 1997



                                     ASSETS
Current Assets:
     Cash                                                                    $    8,346
     Accounts Receivable                                                         41,028
     Royalties Receivable (Note 2)                                                  375
     Notes Receivable (Note 3)                                                   34,500
                                                                              ---------
        Total Current Assets                                                     84,249
                                                                              ---------

Property and Equipment
     Office Equipment at cost (Note 1)                                           51,415
     Less: Accumulated Depreciation                                             (32,556)
                                                                              ---------
        Total Property, Plant, and Equipment                                     18,859
                                                                              ---------
Other Assets:
     Marketable Securities (Note 4)                                             194,542
     Notes Receivable (Note 3)                                                  100,000
     Restricted Securities at par value (Note 5)                                 15,000
     Royalties Receivable (Note 2)                                              154,493
                                                                              ---------
        Total Other Assets                                                      464,035
                                                                              ---------
Total Assets                                                                 $  567,143
                                                                              =========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts Payable                                                        $    3,674
     Officer's Loan                                                               4,500
     Payroll Taxes Payable                                                          586
                                                                              ---------
        Total Current Liabilities                                                 8,760
                                                                              ---------

Long - Term Liabilities:
     Deferred Taxes (Note 7)                                                     72,168
                                                                              ---------
        Total Long - Term Liabilities                                            72,168
                                                                              ---------

Commitments and Contingent Liabilities (Note 6)

Shareholders' Equity:
     Common Stock - $.01 par value
        Authorized 20,000,000 shares
        Issued 3,615,000 shares                                                  36,150
     Paid In Capital                                                            488,616
     Retained Deficit                                                           (38,551)
                                                                              ---------
        Total Shareholders' Equity                                              486,215
                                                                              ---------
Total Liabilities and Shareholders' Equity                                   $  567,143
                                                                              =========

  See accompanying accountant's report and notes to the financial statements.

                               MEGA HOLDING CORP.
                             STATEMENT OF OPERATIONS
                      FOR THE NINE MONTHS ENDED MAY 31,1997





Net Sales                                                                   $  139,040

Cost Of Sales                                                                   73,422
                                                                             ---------
    Gross Profit                                                                65,618
                                                                             ---------
General and Administrative Expenses:
    Advertising                                                                     27
    Commissions                                                                 39,520
    Depreciation                                                                 1,196
    Equipment Lease                                                                256
    Insurance                                                                      889
    Licenses and Application Fees                                                  504
    Miscellaneous                                                                2,971
    Office Expense                                                              15,826
    Payroll& Associated Costs                                                    4,660
    Postage                                                                        542
    Professional Fees                                                            6,000
    Rent                                                                        13,022
    Taxes                                                                       11,223
    Telephone and Utilities                                                      5,644
    Travel and Entertainment                                                     9,373
                                                                             ---------
    Total Operating Expenses                                                   111,653
                                                                             ---------
Loss Before Unrealized Holding Loss on Marketable
    Securities, Other Income, and Income Taxes                                 (46,035)

Unrealized Holding Loss on Marketable Securities (Note 4)                      (24,205)
                                                                             ---------
Other Income:
    Royalties Income                                                               343
    Interest Income                                                             12,407
                                                                             ---------
    Total Other Income                                                          12,750
                                                                             ---------
Loss Before Income Taxes                                                       (57,490)
                                                                             ---------
Provision For Income Taxes                                                          --
                                                                             ---------
Net Loss                                                                    $  (57,490)
                                                                             =========
    Net Loss Per Share:
     Weighted Average Number of Common Shares Outstanding                    3,615,000
     Net Loss                                                               $  (0.0159)


See accompanying accountant's report and notes to the financial statements.

                               MEGA HOLDING CORP.
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                      FOR THE NINE MONTHS ENDED MAY 31,1997




                                                        Additional                            Total
September 1, 1996                         Common         Paid In         Retained        Shareholders'
To May 31, 1997                            Stock         Capital         Earnings            Equity
----------------                      -------------   -------------    -------------    -------------

September 1, 1996                    $     36,150    $    488,616     $     18,939     $     543,705

Net Loss                                                                   (57,490)          (57,490)
                                      -------------   -------------    -------------    -------------

Total Shareholders' Equity
As of May 31, 1997                   $     36,150    $    488,616     $    (38,551)    $     486,215
                                      =============   =============    =============    =============


See accompanying accountant's report and notes to the financial statements.

                               MEGA HOLDING CORP.
                             STATEMENT OF CASH FLOWS
                      FOR THE NINE MONTHS ENDED MAY 31,1997

Cash Flow from Operating Activities:
    Net Loss                                                                $  (57,490)

    Adjustments To Reconcile Net Loss To Net
    Cash Provided/(Used) In Operating Activities:
        Depreciation                                                             1,196
        Unrealized holding loss on marketable securities                        24,205
        (Increase) Decrease in accounts receivable                               2,472
        (Increase) Decrease in royalties receivable                                343
        Increase/(Decrease) in accounts payable                                 (2,583)
        Increase/(Decrease) in officer's loan payable                            4,500
        Increase/(Decrease) in payroll taxes payable                               586
        Increase/(Decrease) in deferred taxes                                   14,935
                                                                             ---------

        Total Adjustments                                                       45,654
                                                                             ---------
Net Cash provided/(used) by Operating Activities                               (11,836)


Cash Flow from Financing Activities:
        (Increase)/Decrease in notes & dividends receivable                        500
                                                                             ---------
    Net Cash provided/(used) by Financing Activities                               500
                                                                             ---------
Cash Flow from Financing Activities:
        (Increase)/Decrease in restricted securities                            15,000
                                                                             ---------
    Net Cash provided/(used) by Investing Activities                            15,000
                                                                             ---------

Net Increase in Cash                                                             3,664

Cash at the Beginning of the Period                                              4,682
                                                                             ---------
Cash at the End of the Period                                                    8,346
                                                                             =========

See accompanying accountant's report and notes to the financial statements.

                               MEGA HOLDING CORP.
                        NOTES TO THE FINANCIAL STATEMENTS



Note 1 - Basis of Presentation and Significant Accounting Policies:

     Mega Holding Corp. (the Company) incorporated as a New York corporation and commenced business on March 31, 1970. The Company offers its services to corporations that are seeking business and financial consulting relationships. Such services include advice on how to structure and conduct private offerings of securities, mergers, and acquisitions and other strategic business advisory services. Most of the Company's clients use a combination of these services for which the Company receives fees for such services. The Company may refer clients to financial institutions (banking and other lenders and/or investment institutions). Very often the Company's fees are taken as stock in the client company or the fees are a combination of cash and stock. In addition, the Company may begin a relationship with a client on an advisory basis and proceed to provide acquisition or financing services to the client.

     In the process of providing financial consulting activities, the Company typically performs due diligence and assists the client in preparing business plans, which include an analysis of the client's business, its history, the market for its products, the competitive environment in which the client operates and a breakdown of how the funds will be used. The Company does not raise funds for clients; however, the Company may refer clients to financial institutions (banking and other lenders and/or investment institutions) for such purposes. The Company is licensed and registered with the New York State Banking Department as a mortgage broker wherein it earns fees. In addition, the Company receives royalties from Powderhorn Incorporated (a subsidiary of Peabody Coal Company) located in Palisade, Colorado.

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

                               MEGA HOLDING CORP.
                        NOTES TO THE FINANCIAL STATEMENTS


Note 1 - Basis of Presentation and Significant Accounting Policies: (continued)

B)   Marketable Securities

In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective for fiscal years beginning after December 15, 1993. This statement considers debt securities that the Company has both the positive intent and ability to hold to maturity are carried at amortized cost. Debt securities that the Company does not have the positive intent and ability to hold to maturity and all marketable equity securities are classified as available-for-sale or trading securities and are carried at fair market value. Unrealized holding gains and losses on securities classified as available-for-sale are carried as a separate component of stockholders' equity. Unrealized holding gains and losses on securities classified as trading are reported in earnings. Management determines the appropriate classification of marketable equity and debt securities at the time of purchase and reevaluates such designation as of each balance sheet date.

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

                                                               May 31, 1997
                                                               ------------

     Royalties Receivable From Court Settlement:
        Non-interest bearing receivable,
        receivable in annual installments
        of $12,750; due 2043.                                    585,794

        Less unamortized discount based
        on imputed interest rate of 8%.                          430,926
                                                                 -------

        Royalties receivable less unamortized
        discount.                                                154,868

        Less: Current Portion                                        375
                                                                 -------
        Total Long-Term Royalties Receivable                   $ 154,493
                                                                 =======

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

     In 1996, the Company received notes from Bonsangue and Nocito companies in the amounts of $30,000 and $5,000 respectively. Both notes are non-interest bearing and are considered current. At May 31, 1997, Bonsangue has repaid $10,500.

     In 1997, the Company received a note from the Berkshire Group in the amount of $20,000. This note is non-interest bearing and is within the next six months. At May 31, 1997, the Berkshire Group has repaid $10,000.

                               MEGA HOLDING CORP.
                        NOTES TO THE FINANCIAL STATEMENTS


Note 4 - Marketable, Securities:

     As discussed in Note 1, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At May 31, 1997, all of the Company's marketable equity securities are classified as trading securities; they were purchased with an intent to resell them within the next year.

     The current marketable securities represents an equity investment in various corporations which the Company considers as trading securities. The securities had an original cost of $116,488; determined by multiplying the number of shares being purchased by the fair market value of those shares. At the balance sheet date, the market value was $194,542; determined by multiplying the number of shares held by the fair market value of those shares at the balance sheet date. The difference between the cost and fair market value represents an unrealized holding gain and is included in current earnings.


Note 5 - Restricted Securities:

     The Company owns various securities that are restricted by the Securities and Exchange Commission from sale. These restricted securities are carried at par value totaling approximately $15,000. The fair market value of the restricted securities held at the balance sheet date is determined by the cost basis of those securities. If there were no cost basis, the number of shares multiplied by the given par value would be used.


Note 6 - Executive Compensation:

     As president, Mr. Abate intermittently receives shares of stock as compensation. At May 31, 1997, no non-cash compensation has been issued.

                               MEGA HOLDING CORP.
                        NOTES TO THE FINANCIAL STATEMENTS


Note 7 - Commitments and Contingent Liabilities:

     The Company is engaged in a three year lease for its office space in the amount of $1,302 per month. This non-cancelable lease begins January 1, 1996 and expires December 31, 1998.

            Future minimum lease payments are summarized as follows:

                   May 31,                               Amount
                   -------                               ------

                    1998                                $ 15,624
                    1999                                   9,114
                    ----                                 -------
                         Total                          $ 24,738
                                                         =======



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

A) The effective tax rate for the Company is reconcilable to statutory tax rates as follows:

                                                       May 31,
                                                        1997
                                                        ----
                                                          %

     U.S. Federal Statutory Tax Rate                     34
     Valuation allowance for deferred tax
      assets allocated to income tax expense            (34)
                                                        ----

     Effective Tax Rate                                - 0 -
                                                        ====

B) Deferred income taxes are provided for differences between financial statement and income tax reporting. The principal difference is the manner in which income is recognized for financial and income tax reporting purposes.