Form 10KSB
period 1997-08-31
MEGA HOLDING CORP
filed 1997-12-30
CIK 1027642

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 2054
--------------------------------------------------------------------------------


                                   FORM 10KSB

     [/] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended August 31, 1997

                         Commission File Number: 333-16535

                         MEGA HOLDING CORP.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter )

          New York                                       13-2793653
--------------------------------------------------------------------------------
  (State or other Jurisdiction                   (IRS Employer Identification
of Incorporation or Organization)                         Number)

               278A New Dorp Lane
             Staten Island, New York                         10306
--------------------------------------------------------------------------------
       (Address of principal executive Offices)           (Zip Code)

     Issuer's telephone number: (718) 667-9117

     Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to Section 12(g) of the Act:
Common Shares, $.01 par value per share

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     [x] Yes [ ] No

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

     State issuer's revenues for its most recent fiscal year $200,203.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     As of August 31, 1997, there were 1,171,431 shares of common stock held by non-affiliates ("Shares") outstanding having an aggregate market value of $-0-.


     Documents incorporated by reference:
     None

                                     PART I

     Item 1. Description of Business

     General
     -------
     The Company has been in the mortgage brokerage business since 1987, has been involved in providing business and financial consulting services since 1970 and retains a royalty interest in a coal mine that it acquired in 1973 and sold in 1980.

     Mortgage Brokerage
     ------------------
     Since 1987, the Company has been licensed by the New York State Banking Department as a mortgage broker, dealing in both residential and commercial mortgages. The Company also conducts commercial mortgage brokerage throughout the United States on a co-brokerage basis with brokers who are licensed to do business in such states. The Company's fees for its service as a mortgage broker vary with each transaction. The fees are computed as a percentage (point) of the amount of the mortgage. The number of points charged varies with each transaction depending on a variety of factors such as, the applicant's credit, value of the property and term and type of mortgage loan; and range from 1% of the principal mortgage amount to 3% of the principal mortgage amount.

     The Company uses a number of banks and other lending institutions to place its mortgages, including Greenpoint Bank, Ford Consumer Finance and Republic National Bank. These mortgages generally carry a fixed rate of interest and are self-amortizing. For the fiscal years ended August 31, 1997 and 1996, the Company generated revenues from mortgage brokerage activities of $-0- and $909, respectively, all of which were generated from residential mortgages originated in the State of New York. The principal amounts of the mortgages brokered during the foregoing periods were $-0- and $345,450, respectively. The Company is attempting to place a $2,000,000 mortgage for a client with a major credit company and has received preliminary approval. If the mortgage closes, of which there is no assurance, the Company would receive a commission of 2%.

     The Company does not advertise its mortgage brokering services; rather, it receives most of its business through referrals from professionals such as attorneys and accountants.

Business and Financial Consulting Services
------------------------------------------
     The Company provides business and consulting services. Such services include advice on how to structure and conduct private offerings of securities, mergers and acquisitions and other strategic business advisory services. Most of the Company's clients use a combination of these services and the Company receives fees for such services. The Company may refer clients to financial institutions (banking and other lenders and/or investment institutions). Often the Company's fees are taken as stock in the client company or the fees are a combination of cash and stock. In addition, the Company may begin a relationship with a client on an advisory basis and subsequently proceed to provide acquisition or financing services to the client.

     In the process of providing financial consulting activities, the Company typically performs due diligence and assists the client in preparing a business plan, which plan would typically include an analysis of the client's business, its history, the market for its products, the competitive environment in which the client operates and a break down of how funds from a potential private placement of its securities will be used. The Company does not raise funds for clients; however, the Company may refer clients to financial institutions such as banking and other lenders and/or investment institutions.

     Rule 504 Offerings.
     -------------------
     One method of financing recommended by the Company to clients who are seeking to raise up to $1,000,000 is an offering of stock pursuant to the exemption from registration under the Securities Act of 1933 (the "Act") provided by Rule 504 of Regulation D under the Act. Under Rule 504, a company that is not an investment company, a blank check company (i.e., a company that has no specific business) or a company subject to the reporting requirements of the Securities Exchange Act of 1934 (the "Exchange Act"), can raise up to $1,000,000 through the sale of its securities in any 12 month period. Rule 504 does not require investors to purchase the stock with investment intent. Accordingly, provided that a company sells its stock in one or more jurisdictions that permit the sale without requiring investment intent on the part of the investor, the shares can be sold to investors without resale restrictions.

     Consulting services provided by the Company with regard to Rule 504 offerings include educating the client on the availability, benefits and restrictions of raising funds through the sale of stock under Rule 504 and introducing the client to attorneys, accountants and underwriters. The Company also assists the client in finding registered broker dealers to make a market in the client's stock. For its services the Company may receive cash and/or shares of the client's stock. The Company generally plans to spin-off some or all of the shares transferred from such clients to its shareholders. Spin-offs require registration under the Act (see "Spin-offs" below).

     To date, the Company has provided consulting services to three companies that have attempted to raise funds through Rule 504 offerings: Fleetclean Systems, Inc. ("FSI"), DALUZ, Inc. ("DI") and Southeast Tire Recycling, Inc. ("STR").

     FSI is a manufacturer and distributor of truck washing equipment and chemicals. FSI, with the assistance of Castle Securities Corp., offered up to 150,000 shares of its Common Stock at a price of $5.00 per share on a "best efforts only" basis. 20,000 shares were sold. That offering expired on May 20, 1997; however, FSI is in the process of determining whether to reopen this offering. As of April 30, 1996, FSI had total assets of approximately $608,700, total liabilities of approximately $483,500 and, for the four months then ended, total revenues of approximately $312,000 and a profit of approximately $3,000. FSI intends, upon completion of its financial statements to have its common stock trade on the NASD Electronic Bulletin Board.

     DI is a start-up marketing company with approximately $225,400 in total assets as of October 31, 1996, that is marketing a self-help package of books, video tapes and audio tapes based upon the book, "Psychic For Life Home Study Program," written by James T. Weiss, DI's President. DI offered up to 150,000 shares of its Common Stock at a price of $5.00 per share on a "best efforts only" basis. The offering closed on April 30, 1997. The Company sold 80,000 shares. The Company and DI have mutually terminated the Company's consulting agreement.

     STR is involved in collecting and processing used tires into useful byproducts. STR, in a series of offerings under Rule 504 raised in excess of $750,000. Application has been made by a market maker to have STR's common stock trade on the NASD Electronic Bulletin Board.

     Reverse Acquisitions.
     ---------------------
     The Company also has been involved in purchasing, selling and brokering "shell" companies for reverse acquisitions. A shell company is a corporation that, for one reason or another, no longer has substantive business operations, but has many shareholders and issued and outstanding shares, many of which shares are free trading or eligible to be free trading under Rule 144 of the Act. In a reverse acquisition, the shareholders of a private corporation with an existing or proposed business, exchange all of the shares of the private company for a significant number (generally between 85% and 95%) of the shell company's stock. In form, the shell company acquires 100% of the stock of the private company but, in substance, the shareholders of the private company have acquired control of the shell company. Reverse acquisitions are attractive to a private company that is seeking a trading market for its securities without having to undergo the time-consuming and costly process of filing a registration statement with the Securities and Exchange Commission (the "Commission") and without having to find an underwriter willing and capable of selling its shares to the public. The trading market enhances the ability of the private company (now a subsidiary of the shell company) to raise funds. Such funds are often raised through Rule 504 offerings (see "Rule 504 Offerings" above).

     Where the Company acquires control of a shell company, it purchases a majority block of stock of the shell company from some or all of the shell company's principal stockholders. The Company then "cleans up" the shell company; it reviews and updates the company's corporate books, revives the company's corporate charter (if voided) and, where necessary, files back tax returns and pays any back taxes. Once the shell company has been cleaned up, the Company seeks private companies for potential reverse acquisitions.

     The Company finds shell companies and private companies seeking to effect reverse acquisitions through the business contacts of its executive officers and from professionals, primarily accountants.

     During the fiscal years ended August 31, 1997 and 1996, the Company was involved in the following four reverse acquisitions:

1. In April 1994, the Company was engaged by a foreign business consultant to find, evaluate and perform due diligence on shell companies for reverse acquisitions by the consultant's client companies. The Company located two shell companies, Parkway Capital Corporation and Hiawatha Oil and Gas
     Corporation (see paragraph numbers 2 and 5 below for information on Hiawatha Oil and Gas Corporation). For its services, the Company received fees of approximately $190,000. From these fees, the Company was required to pay all the expenses, professional and otherwise, related to the reverse acquisitions. The Company netted approximately $95,000 from these transactions.

2. In September 1994, for $30,000, the Company received approximately 6% of the shares of Parkway Capital Corporation, which changed its name to QCS Corporation ("QCS"), acquired by the foreign business consultant. In February 1995, QCS effected a reverse acquisition with QCS Development Company S.A., a company in the business of catalogue computer software. Following the reverse acquisition, the Company owned approximately 2.0% of the outstanding shares of QCS. As of June 30, 1996, QCS, on a consolidated basis, had total assets of approximately $2,607,000 and total liabilities of approximately $1,325,000 and, for the year then ended, QCS had total revenues of approximately $1,039,000 and a net loss of approximately $2,712,000.

3. In January 1995, the Company acquired approximately 52% of the outstanding shares of Sherman Goelz & Associates, Inc., which changed its name to First Nordic Equity Partners Corp. ("FNEP"), for $32,000. In May 1995, FNEP effected a reverse acquisition with First Nordic Equity Partners Corp., a company in the business of industrial machinery. Following the reverse acquisition, the Company owned approximately 8.0% of the outstanding shares of FNEP. The Company has no current financial information on FNEP.

4. In August 1995, the Company acquired approximately 51% of the outstanding shares of Major League Enterprises Inc., which changed its name to ARXA International Energy Inc. ("ARXA"), for $19,000. In November 1995, ARXA effected a reverse acquisition with ARXA International Energy Inc., a company in the business of oil and gas exploration. Following the reverse acquisition, the Company owned approximately 5.5% of the outstanding shares of ARXA. As of July 31, 1997, ARXA, on a consolidated basis, had total assets of approximately $1,800,000 and total liabilities of approximately $400,000 and, for the six months then ended, ARXA had total revenues of approximately $25,000 and a net loss of approximately $264,000.

5. In January 1996, the Company acquired approximately 52% of the outstanding shares of Hiawatha Oil and Gas Corporation, which changed its name to Hiawatha Industry Internet Corporation ("HIIC"), for $40,000. In August 1996, HIIC effected a reverse acquisition with Hiawatha Industry Internet Corporation, a company in the business of merchandising computer software. Following the reverse acquisition, the Company owned approximately 5.0% of the outstanding shares of HIIC. As of June 30, 1996, HIIC, on a consolidated basis, had total assets of approximately $321,000, total liabilities of approximately $701,000 and, for the nine months then ended, HIIC had total revenues of approximately $104,000 and a net loss of approximately $843,000.

     Spin-Off Transactions.
     ----------------------
     One of the potential problems with dealing with shell companies is the inability to be completely certain that there are no undisclosed problems or liabilities that may be inherited by the new shareholders of a private company that acquires control of a shell company in a reverse acquisition. To alleviate this potential problem and still provide a trading market for corporate clients, the Company plans to do spin-off transactions. In a spin-off transaction, one company ("Company A") acquires stock of another company ("Company B"). Company A then distributes shares of Company B to Company A's shareholders. Assuming Company A has a significant number of shareholders, following the spin-off transaction, Company B will have a significant number of shareholders.

     The Company's spin-off transactions are intended to be structured as follows: For each transaction, the Company will create a new wholly-owned subsidiary ("Subsidiary A"). Pursuant to a reverse acquisition, the private company will become a wholly-owned subsidiary of Subsidiary A. As a result of the reverse acquisition, the former shareholders of the private company will own between 91% and 95% of Subsidiary A's issued and outstanding shares of Common Stock and the Company will own between 5% and 9% of Subsidiary A's issued and outstanding Common Stock. Thereafter, the Company will spin-off approximately 85% of its holding of Subsidiary A's stock to its stockholders, retaining approximately 15% of its holdings of Subsidiary A's stock. In essence, the Company anticipates retaining between approximately 1/2% and 3/4% of the Common Stock of Subsidiary A after the Company makes its distribution to its shareholders.

     Spin-off transactions will require registration under the Act. Accordingly, before the Company can distribute the shares of Subsidiary A to its shareholders, the Company will be required to file a registration statement with the Commission and have the registration statement declared effective by the Commission.

     Before agreeing to conduct a spin-off transaction, the Company will conduct standard due diligence on the private corporation, including a review of the private company's corporate and tax records, material agreements, audited financial statements and background of the private company's executive management. The Company anticipates that it will not conduct spin-off transactions with start-up companies unless they have substantial gross assets, experienced management and a well-developed business plan.

     The Company has completed one spin-off. Southern Security Bank Corp., a bank holding company, was merged into Southern Security Financial Corp., formed by the Company. Of the 256,088 issued shares of class "A" common stock of Southern Security Financial Corp., prior to the merger, 161,516 shares distributed to the Mega's shareholders as a dividend and 51,000 shares transferred to the Company's management and consultants in lieu of cash compensation and 43,572 shares were retained by Mega. Shareholders of the target received 4,970,308 shares.

     The Company has two spin-off candidates at present. The Company has formed two Delaware corporations: Phoenix Energy Corp. and Western American Resources, Inc. The Company has not spun-off any shares nor have either subsidiary combined with a target company.

     As a result of the foregoing activities, especially the proposed spin-off transactions, the Company could be deemed to be an "underwriter" as that term is defined under the Act. Under federal securities laws, other laws and court decisions with respect to underwriters' liabilities and limitations on the indemnification of underwriters, an underwriter is subject to substantial potential liability for misstatements or omissions of material facts in prospectuses and other communications with respect to offerings in which it is deemed to have acted as an underwriter.

Korean Project.
---------------
     The Company, in conjunction with certain others (collectively, "Consultants"), entered into an agreement ("YU Agreement") with YU Corporation pursuant to which Consultants would provide management services related to a proposed construction project in Korea. Consultants were instrumental in introducing YU Corporation to Lehrer McGovern Bovis ("LMB"). YU Corporation, in conjunction with Bovis International, Inc., an affiliate of LMB, has entered into an agreement with the Korean Veterans Association, a Korean corporation, pursuant to which YU Corporation will act as project manager for the "Twenty-First Century United Freedom Bridge," a planned multi-use memorial to the Korean-United States collaboration in resolving the Korean conflict. The memorial, as currently proposed, will include a convention center, a 600 room hotel, a sky tower and memorial, and a multi-purpose stadium.

     Pursuant to the YU Agreement, for this introduction, the Consultants are entitled to receive a consulting fee equal to one half of one percent of the greater of the gross cost of the project or the gross amount of the working charges covering all phases of the project. The Company is entitled to 25% of any fee to be paid to Consultants. There is no assurance that this project will be completed and that the Company will receive any consulting fee.

Government Program Consulting
-----------------------------
     The Company also assists clients in obtaining funding and other benefits from federal and state programs. In this regard, the Company has been retained by a power boat company to assist it in obtaining a credit line from the Rhode Island Economic Development Corporation ("RIEDC"). RIEDC provides financing, tax incentives, training grants and other benefits. The Company's fee will be $10,000 and 2% of any credit line established. The Company also has been retained by a hotel resort to assist it in obtaining a loan guarantee from the Rural Economic and Community Development Business and Cooperative Services ("RECDBCS"), a Division of the United States Department of Agriculture. RECDBCS provides business loan guarantee programs. The Company's fee will be $20,000 and 2% of any loan guarantee obtained for the hotel resort.

Colorado Coal Mine Royalties
----------------------------
     In 1973, the Company purchased a coal mine located in Palisade, Colorado. In 1980, the Company disposed of its interest in the mine to Powderhorn International, Inc. ("Powderhorn"), a professional mine operator, but retained a royalty interest. In September 1994, a dispute with Powderhorn relating to the royalty was resolved. As a result of such settlement, Powderhorn is required to pay the Company additional royalties totaling $624,044 at the rate of $12,750 per annum, payable on January 1st of each year as a non-production royalty through the year 2043. As of May 31, 1997, the balance of the additional royalties totaled $585,794. In addition, the Company is to receive a royalty ("Production Royalties") of four and one-quarter cents ($.0425) per ton of coal for each ton over 300,000 tons produced per year, which royalty is due and payable in January of each year. During the fiscal years ended August 31, 1997 and 1996, respectively, the Company received Production Royalties of $-0- and $2,914, respectively.

Competition
-----------
     The Company encounters significant competition in all aspects of its business and competes directly with many other mortgage brokers, mortgage companies, banks and investment banking and financial consulting firms, most of which have significantly greater financial and personnel resources than the Company and most of which are more widely known than the Company. Such other companies may offer their clients a more extensive range of financial services, have substantially greater financial resources and may have greater operating efficiency than the Company. In addition, many of the companies with which the Company competes are able to dedicate significant resources to advertising, active solicitation of potential clients and distribution of investment research publications. The Company also competes with a number of small and regional mortgage brokers, mortgage companies, banks and investment firms which may offer a wider range of services than the Company.

Marketing
---------
     Business consulting and mortgage banking revenues and sales activities are generated by the Company's executive officers through personal contacts. The Company conducts no advertising. All its clients come from referrals from former clients, from attorneys and accountants who have been involved in transactions with the Company on behalf of clients or other brokers, and, from time to time, from various banks with which the Company does business.

Government Regulations
----------------------
     Mortgage brokers are regulated on a state by state basis. As a mortgage broker in the State of New York, the Company is licensed by the New York State Banking Department. The Company is required to provide specific disclosures and follow specific procedures with regard to all mortgage applicants. The Company is also required to keep and maintain specific records of all mortgage transactions. The Company is subject to periodic examination by the New York State Banking Department to assure compliance with its requirements.

     On residential loans, where the Company is not licensed in a particular state and the loan is effected through a third party lender, the Company would sign a referral co-broker agreement with the borrower. This agreement must be fully disclosed to all parties. Commercial loans do not require licensing.

     Management does not believe that the Company's business and financial consulting activities require the Company to register as a broker-dealer under federal or state securities laws because the Company does not believe that it comes within the definition of either a "broker" or a "dealer" as those terms are defined in the rules and regulations under the Exchange Act. The Company's most significant activities are operating in an advisory capacity for acquisitions, particularly reverse acquisitions, and arranging for customers' financing, as opposed to actually raising the money for such customers. The Company does not have a base of investors to whom it presents a customer as a possible investment vehicle; rather, the Company may refer the customer to a broker-dealer or other entity which may decide to raise the money for that customer. For both services - advising on reverse acquisitions and referring customers to capital-raising entities - the Company may receive fees consisting of cash and/or stock. The Company believes that these activities, separately and together, do not rise to the level of being either a broker or a dealer. The Company is not a "broker" because it does not effect securities transactions for the account of others in any manner. The Company is not a "dealer" because the Company's activities consist of acting only as an advisor, and do not consist of buying and selling securities in the traditional sense: any securities received by the Company are received as a fee for services rendered as opposed to being acquired.

     If the Company were deemed to be a broker or a dealer it would be subject to extensive regulation under federal and state laws. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets rather than protection of creditors and stockholders of broker-dealers. The Commission is the federal agency charged with administration of the federal securities laws. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations, such as the National Association of Securities Dealers, Inc. (the "NASD") and national securities exchanges. The NASD most likely would be the Company's primary self-regulatory organization if the Company were deemed to be a broker or a dealer. These self-regulatory organizations adopt rules (which are subject to approval by the Commission) which govern the industry and conduct periodic examinations of member broker-dealers. Broker-dealers are also subject to regulation by state securities commissions in the states in which they are registered. The regulations to which broker-dealers are subject cover all aspects of the securities business, including net capital requirements, sales methods, trading practices among broker-dealers, capital structure of securities firms, record keeping and the conduct of directors, officers and employees. The Commission and the self-regulatory bodies may conduct administrative proceedings which can result in censure, fine, suspension or expulsion of a broker-dealer, its officers or employees. If the Company were deemed to be a broker or dealer by the Commission or any state securities commission, the Company would not be in compliance with requisite federal or state laws and regulations or the regulations of self-regulatory bodies and the Company's business would be materially and adversely affected.

Employees
---------
     As of August 31, 1997, the Company employed seven full-time employees at its office located in Staten Island, New York consisting of five executives and two staff members.

Seasonality
-----------
     The Company's business and revenues are determined by consummation of contemplated transactions and, thus, are not seasonal.

History of the Company
----------------------
     Mega Holding Corp. was incorporated in the State of New York under the name "Serina-Denise Associates, Inc." on March 31, 1970 and changed its name to Mega Holding Corp. in October 1973.

     In November 1981, Real-Med Industries, Inc., a publicly held corporation, acquired all of the Company's issued and outstanding shares in exchange for Real-Med shares and changed its name to Mega Energy Corp. In May 1983, Mega Energy Corp., changed its name to Megatron Holding Corp. ("Megatron"). In February 1987, certain shareholders of Megatron returned 32% of their respective shares of Megatron to Megatron, agreed to a 1-for-20 reverse stock split and, in exchange for such shares, received an equivalent number of the Company's shares, which Company shares represented all of the Company shares held by Megatron.

     In June 1988, Interactive Businesses, Inc., a Delaware corporation ("Interactive") issued a total of 3,615,000 of its authorized but unissued common shares to acquire all of the issued and outstanding shares of the Company. Thereafter, certain shareholders of Interactive donated their
Interactive shares to Interactive's Treasury, and received in exchange therefore, the equivalent number of shares of the Company held by Interactive, representing 100% of Interactive's holdings in the Company.

     Item 2. Description of Property

     The Company maintains its principal executive offices at 278A New Dorp Lane, Staten Island, New York in an approximately 1,300 square foot office facility pursuant to a lease originally entered into in January, 1984, and thereafter renewed periodically. The current renewal term expires on January 31, 1999. The annual rental is $8,400 per annum ($700 per month) plus tenant's proportionate share of Real Estate Taxes and escalations for the subject premises in the amount of $602.29 per month for a total annual rental of $15,627.48.

     Item 3. Legal Proceedings

     None

     Item 4. Submission of Matters to a Vote of Security Holders

     None.

                                    PART II

     Item 5. Market For Common Equity and Related Stockholder Matters

     As of August 31, 1997, there were approximately 279 holders of Common Shares. The Common Shares have not and do not trade. On that date, there were outstanding approximately 3,615,000 Shares of Common and -0- Preferred Shares.

     The Company has not declared any cash dividends and does not expect to do so in the foreseeable future. The Company has distributed stock dividends of the stock of certain corporations of which it is a shareholder as follows:

Southeast Tire Recycling, Inc.          178,960 shares of common stock
Southern Security Financial Corp.       256,088 shares of common stock

     Item 6. Management's Discussion and Analysis or Plan of Operation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                  for the years ended August 31, 1997 and 1996

     The matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections entitled "Business" and " Risk Factors," as well as those discussed elsewhere in this Annual Report on Form 10-KSB. The Company disclaims any intent or obligation to update these forward-looking statements.

    Fiscal Year Ended August 31, 1997 Compared to the Fiscal Year Ended August 31, 1996
--------------------------------------------------------------------------------
     Revenues for the fiscal year ended August 31, 1997 decreased $459,509 or 68.3% when compared to the fiscal year ended August 31, 1996. During the fiscal year ended August 31, 1997, the Company generated $200,258 (94.0%) from business and financial consulting services and $12,750 (6.0%) from its mining royalty interest. During the fiscal year ended August 31, 1996, the Company generated $649,944 (96.6%) from business consulting services, $15,664 (2.3%) from its mining royalty interest, and $6,909 (1.1%) from its mortgage brokering activities.

     Business and financial consulting service revenues decreased $449,686 primarily because the Company was concentrating its efforts on spin-off companies rather than acquiring and reselling shell companies. In the early stages of this transition, revenues will decrease before increasing again. The mining royalties decreased between these periods by $2,914 (18.6%) due to the extraction of coal was less than the agreed upon 300,000 tons. As a result, the Company received no additional royalty revenues. Mortgage revenues also decreased in the amount of $6,909 (100%) due to the current transitional period.

     Cost of sales for the year ended August 31, 1997 increased by $6,375 (7.1%) when compared to the year ended August 31, 1996. General and administrative expenses however, decreased $84,510 (22.9%) for the fiscal year ended August 31, 1997 when compared to the fiscal year ended August 31, 1996 primarily due to a decrease in commissions in the amount of $159,016. This decrease in commissions is directly attributable to the decrease in revenues. Additionally, executive compensation, office expense, taxes, payroll and related costs and professional fees increased while travel and entertainment expenses decreased by $52,716 (87.1%); $10,858 (161.5%); $10,089 (577.8%); $6,658 (100%); $2,216 (58.6%) and
$4,600 (17.4%), respectively. While office expenses, payroll & related costs, and professional fees increased as a result of continuing operations, taxes increased due to penalties incurred on prior year's taxes. The increase in executive compensation and the decrease in travel and entertainment expenses for the same period were an indirect result of the current business transition taking place.

     As a percentage of sales, cost of sales increased from 13.7% in fiscal 1996 to 48.3% in fiscal 1997, general and administrative expenses increased from 54.8% in fiscal 1996 to 141.8% in fiscal 1997, and commissions increased from 33.9% in fiscal 1996 to 34.5%. These percentage increases are attributable to the Company showing lower revenues for the year ended August 31, 1997 as compared to the year ended August 31, 1996; again resulting from the current business transition occurring.

     Marketable securities and restricted securities at August 31, 1997 both decreased when compared to August 31, 1996 due to the sale and depreciation of various securities during the fiscal year. Accordingly, the fiscal year ended August 31, 1997 shows an unrealized holding loss whereas the fiscal year ended August 31, 1996 showed an unrealized holding gain.

     The Company has gained interest in other companies by acquiring shares of such companies' stocks. The Company acquires these securities with the intent to sell them within the next twelve months. The Company's marketable securities for the year ended August 31, 1997 decreased $186,982 from the prior year. This decrease is attributable to two factors: (1) the Company performed transactions during the fiscal year whereto the result was a lower basis; and (2) those securities remaining at August 31, 1997 depreciated in value to the extent that the Company showed an unrealized holding loss of $41,127. Management classifies these marketable securities as trading securities because the Company purchases these securities principally for the purpose of selling them in the near term. The securities are therefore reported on the balance sheet at fair market value with any unrealized holding gains and losses included in current earnings.

     As a result of the foregoing, the Company realized a net loss of $137,803 for the fiscal year ended August 31, 1997 compared to net income of $243,874 for the fiscal year ended August 31, 1996.

Liquidity and Capital Resources
-------------------------------
     As of August 31, 1997, the Company's current assets exceeded its current liabilities by $191,118; however, only $15,060 was cash with the remainder being comprised of various receivables.

     Historically, the Company has financed its operations through cash flow from operations. Due to the current operating cash flow, the Company has no need to maintain any external funding sources.

     At August 31, 1997, the Company had no material commitments for capital expenditures.

     For the fiscal years ended August 31, 1997, 1996, and 1995, the value of fees received by the Company in the form of stock was $113,216, $60,500, and $29,000, respectively, of which $- 0 -, $10,000, and $10,000, respectively are in stock which contain restrictive legends with regard to transfer. To date, the amounts received in stock are minimal, thus having no material effect on the Company's liquidity and overall financial position. In the future, the Company plans to continue distributing to its shareholders most of the stock that it receives in other entities. If the fees received are more so in the form of stock than cash, and continue to be distributed to the Company's shareholders, the Company's liquidity may be adversely affected. However, management anticipates, but cannot assure, that the cash portion of fees received and the proceeds from the sale of stock not distributed to the Company's shareholders will be sufficient to meet the Company's anticipated cash flow needs. Where the Company receives shares with restrictions on transfer, the Company will be required to hold such shares indefinitely and will only be able to sell such shares if and when the shares are registered on an exemption from registration and it becomes available, and if and when a market for such securities develops. Accordingly, such shares will not be able to be used to meet cash flow needs.

     At August 31, 1997 and August 31, 1996, royalties due from Powderhorn represented 37.5% and 27.3% of the Company's total assets, respectively. Based upon Powderhorn's prior history in payment of like kind transactions, management believes that all royalties will be collected on a timely basis.


     Item 7. Financial Statements

     a.   Balance Sheets at August 31, 1997 and 1996

     b. Statements of Operations for the three years ended August 31, 1997, 1996 and 1995

     c. Statements of Cash Flows for the three years ended August 31, 1997, 1996 and 1995

     d. Statement of Stockholders' Equity for the three years ended August 31, 1997, 1996 and 1995

     e.   Notes to Financial Statements

To the Board of Directors and Stockholders of Mega Holding Corp.

     We have audited the accompanying balance sheets of Mega Holding Corp. as of August 31, 1997 and 1996, and the related statements of operations, stockholders' equity, and cash flows for the years ended August 31, 1997, 1996 and 1995. These financial statements are the responsibility of Mega Holding Corp.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of Mega Holding Corp. as of August 31, 1997 and 1996, and the results of their operations, stockholders' equity, and their cash flows for the years ended August 31, 1997, 1996 and 1995 in conformity with generally accepted accounting principles.




McManus & Co., P.C.
Certified Public Accountants
Morris Plains, New Jersey


November 20, 1997

                               MEGA HOLDING CORP.
                                 BALANCE SHEETS
                            AUGUST 31, 1997 AND 1996



ASSETS
                                                        1997         1996
                                                        ----         ----
   Current Assets:
      Cash                                          $  15,060    $   4,682
      Accounts Receivable                              51,671       43,500
      Royalties Receivable (Note 2)                       375          343
      Notes Receivable (Note 3)                       129,200       35,000
                                                    ----------    ---------
         Total Current Assets                         196,306       83,525

   Property and Equipment:
      Office Equipment at Cost (Note 1)                66,664       51,415
         Less: Accumulated Depreciation               (39,192)     (31,360)
                                                    ----------    ---------
         Total Property and Equipment                  27,472       20,055

   Investments and Other Assets:
      Marketable Securities (Note 4)                   31,765      218,747
      Notes Receivable (Note 3)                           --       100,000
      Restricted Marketable Securities (Note 5)         3,287       30,000
      Royalties Receivable (Note 2)                   154,493      154,868
                                                    ----------    ---------
         Total Investments & Other Assets             189,545      503,615
                                                    ----------   ----------
   Total Assets                                     $ 413,323    $ 607,195
                                                    ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

   Current Liabilities:
      Accounts Payable                              $     --     $   6,257
      Officer's Loan                                    5,000          --
      Payroll Taxes Payable                               188          --
                                                    ----------   ----------
         Total Current Liabilities                      5,188        6,257

   Long - Term Liabilities:
      Deferred Taxes (Note 8)                           2,233       57,233
                                                    ----------   ----------
         Total Long - Term Liabilities                  2,233       57,233

   Commitments and Contingent Liabilities (Note 7)

   Stockholders' Equity:
      Common Stock - $.01 par value
         Authorized 20,000,000 shares
         Issued 3,615,000 shares                       36,150       36,150
      Paid In Capital                                 488,616      488,616
      Retained Earnings                              (118,864)      18,939
                                                    ----------   ----------
         Total Stockholders' Equity                   405,902      543,705

   Total Liabilities and Stockholders' Equity       $ 413,323    $ 607,195
                                                    ==========   ==========

  See accompanying accountant's report and notes to the financial statements.

                               MEGA HOLDING CORP.
                            STATEMENT OF OPERATIONS
                FOR THE YEARS ENDED AUGUST 31, 1997, 1996 & 1995


                                              1997       1996       1995
                                           ---------- ---------  ----------
    Net Sales                              $ 200,203  $ 659,767  $ 201,573
                                           ---------- ---------  ---------
    Cost Of Sales                             96,794     90,419     39,408
                                           ---------- ---------  ----------
      Gross Profit                           103,409    569,348    162,165
                                           ---------- ---------  ----------
    General and Administrative Expenses:
      Advertising                                 27        500        552
      Commissions                             69,078    228,094    111,266
      Depreciation                             7,832      7,847      9,006
      Dues and Subscriptions                     275        275        275
      Executive Compensation                 113,216     60,500     29,000
      Insurance                                  889        --         --
      Licenses and Application Fees              671      1,153         74
      Miscellaneous                            3,860      7,611      8,793
      Office Expense                          17,580      6,722     10,954
      Payroll and Related Costs                6,658        --         --
      Professional Fees                        6,000      3,784     24,779
      Rent                                    14,348     15,765      5,714
      Taxes                                   11,835      1,746      3,885
      Telephone and Utilities                  9,728      7,910      8,872
      Travel and Entertainment                21,883     26,483     19,824
                                           ---------- ---------  ----------
      Total Operating Expenses               283,880    368,390    232,994
                                           ---------- ---------  ----------
    Earnings/(Loss) Before Gains on
      Marketable Securities,
      Other Income and Income Taxes         (180,471)   200,958    (70,829)

    Unrealized Holding Gain/(Loss)on
      Marketable Securities                  (41,127)   102,334        --
                                           ----------- ---------  ---------
    Other Income:
      Royalties Income                           375        343        --
      Interest Income - Royalties             12,375     12,407        --
      Interest Income - Other                     55        --         --
                                           ---------- ---------  ----------
        Total Other  Income                   12,805     12,750        --
                                           ---------- ---------  ----------
    Earnings/(Loss) Before Income Taxes     (208,793)   316,042    (70,829)

    Provision For Income Taxes               (70,990)    72,168      --
                                           ---------- ---------  ----------
    Net Earnings/(Loss)                    $(137,803) $ 243,874  $ (70,829)
                                           ========== =========  ==========


      Net Earnings/(Loss) Per Share:
      Net Earnings/(Loss)                  $   (0.04) $    0.07  $   (0.02)
      Weighted Average Number of
       Common Shares Outstanding           3,615,000  3,615,000  3,615,000





  See accompanying accountant's report and notes to the financial statements.

                               MEGA HOLDING CORP.
                            STATEMENT OF CASH FLOWS
               FOR THE YEARS ENDED AUGUST 31, 1997, 1996 and 1995



                                                  1997       1996       1995
                                               ---------  ---------  ----------
Cash Flow from Operating Activities:
  Net Income                                   $(137,803) $ 243,874  $ (70,829)

  Adjustments To Reconcile Net Income
   To Net Cash Provided/(Used) In
   Operating Activities:
    Depreciation                                   7,832      7,847      9,006
    Unrealized Holding Gain on
       Marketable Securities                      41,127   (102,334)       --
    (Increase)/Decrease in
       Accounts Receivable                        (8,171)   (43,500)    64,803
    (Increase)/Decrease in
       Royalties Receivable (Current)                (32)       (26)       --
    (Increase)/ Decrease in
       Royalties Receivable (Long-term)              375        343   (155,528)
    Increase/(Decrease)in Payroll Taxes Payable      188         --         --
    Increase/(Decrease)in Accounts Payable        (6,257)    (2,743)     9,000
    Increase/(Decrease)in Deferred Taxes         (55,000)    57,233     (7,853)
                                                ---------  --------- ----------
    Total Adjustments                            (19,938)   (83,180)   (80,572)
                                                ---------  --------- ----------
  Net Cash provided/(used)by
    Operating Activities                        (157,741)   160,694   (151,401)

  Cash Flow from Investing Activities:
    (Purchase)/Disposal of
       Property, Plant & Equipment               (15,249)      (367)    66,933
    (Increase)/Decrease in
       Marketable Securities                     145,855   (116,413)       814
    (Increase)/Decrease in
       Restricted Securities                      26,713    (30,000)       --
                                                ---------  --------- ----------
  Net Cash provided/(used)
     by Investing Activities                     157,319   (146,780)    67,747

  Cash Flow from Financing Activities:
    Increase/(Decrease) in
       Notes & Dividends Receivable                5,800    (35,000)      --
    (Increase)/Decrease in
       Officer's Loan Payable                      5,000        --        --
                                                ---------  --------- ----------
  Net Cash provided/(used) by
    Financing Activities                          10,800    (35,000)      --
                                                ---------  --------- ----------

 Net Increase/(Decrease)in Cash                   10,378   ( 21,086)   (83,654)

 Cash at the Beginning of the Year                 4,682     25,768    109,422

 Cash at the End of the Year                    $(15,060) $   4,682  $  25,768





  See accompanying accountant's report and notes to the financial statements.

                               MEGA HOLDING CORP.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED AUGUST 31, 1997, 1996 and 1995




                                          Additional                  Total
September 1, 1995               Common     Paid In      Retained   Stockholders'
To August 31, 1997              Stock      Capital      Earnings      Equity
------------------              ------    ----------    --------   -------------

August 31, 1994              $  36,150    $ 488,616  $ (154,106)    $ 370,660

Net Loss 1995                                           (70,829)      (70,829)
                             ---------    ---------- -----------    ----------

Total Stockholders' Equity
As Of August 31, 1995           36,150      488,616    (224,935)      299,831

Net Earnings 1996                                       243,874       243,874
                             ---------    ---------  -----------    ----------

Total Stockholders' Equity
As Of August 31, 1996           36,150      488,616      18,939       543,705

Net Loss 1997                                          (137,803)     (137,803)
                             ---------    ---------  -----------    ----------

Total Stockholders' Equity
As Of August 31, 1997        $  36,150    $ 488,616   $(118,864)    $ 405,902






See accompanying accountant's report and notes to the financial statements.

                               MEGA HOLDING CORP.
                       NOTES TO THE FINANCIAL STATEMENTS

Note 1 - Basis of Presentation and Significant Accounting Policies:

     Mega Holding Corp. (the "Company") incorporated as a New York corporation and commenced business on March 31, 1970. The Company offers its services to corporations that are seeking banking and investment banking relationships. The Company charges a fee for these services and at times earns an equity interest in these companies. Fees are also earned from clients that wish to go public and/or raise capital. The Company is licensed and registered with the New York State Banking Department as a mortgage broker wherein it earns fees. In addition, the Company receives royalties from Powderhorn Incorporated (a subsidiary of Peabody Coal Company) located in Palisade, Colorado.

     A) Property and Equipment

     Property and equipment are carried at cost less accumulated depreciation. Depreciation is calculated by using the modified accelerated cost recovery system as provided by the tax reform act of 1986 for property acquired after December 31, 1986. The recovery classifications are five years for furniture and fixtures and office equipment.

     Expenditures for maintenance and repairs are charged to expense as incurred whereas major improvements are capitalized.

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

     D) Cost of Sales

     The cost of sales consist wholly of those expenditures accumulated when acquiring the stock of the original company.

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

Note 2 -  Royalties Receivable: (continued)

                                                               August 31
                                                            1997        1996
                                                            ----        ----
        Royalties Receivable From Court Settlement:
             Non-interest bearing receivable,
             receivable in annual installments
             of $12,750; due 2043.                       $ 585,794    $ 598,544

             Less unamortized discount based
             on imputed interest rate of 8%.               430,926      443,333
                                                         ---------    ---------
             Royalties receivable less unamortized
             discount.                                     154,868      155,211

             Less:  Current  Portion                           375          343
                                                         ---------    ---------
             Total Long-Term Royalties Receivable        $ 154,493    $ 154,868
                                                         =========    =========

     Due to the large nature of Powderhorn and its prior history in payment of like kind transactions, management believes all royalties will be collected on a timely basis.

Note 3 - Notes Receivable:

     In 1993, the Company entered into a loan agreement with AWEC for the sum of $100,000. This loan is non-interest bearing and due in 1998. With this note, the Company has two (2) options. Option one maintains the Company carry the note to maturity and receive face value. Option two gives the Company the right to convert the outstanding note receivable into AWEC common stock at fair market value. This right may be exercised at the Company's option during 1997.

     In 1996, the Company received notes from Bonsangue and Nocito companies in the amounts of $30,000 and $5,000 respectively. Both notes are non-interest bearing and are considered current. At August 31, 1997, Bonsangue has repaid $13,300.

     During 1997, the Company received a note from the Berkshire Group in the amount of $20,000. This note is non-interest bearing and is due within the next six months. At August 31, 1997, the Berkshire Group has repaid $12,500.

Note 4 - Marketable Securities:

     As discussed in Note 1, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At August 31, 1997 and 1996, all of the Company's marketable equity securities are classified as trading securities; they were purchased with an intent to resell them within the next year.

     The current marketable securities represents an equity investment in various corporations which the Company considers as trading securities. The securities had an original cost of $76,179 and $116,488 at August 31, 1997 and 1996, respectively; determined by multiplying the number of shares being purchased by the fair market value of those shares. At the balance sheet dates of August 31, 1997 and 1996, the market values were $35,052 and $218,747, respectively; multiplying the number of shares held by the fair market value of those shares at the respective balance sheet date. The difference between the cost and fair market value represents an unrealized holding gain/loss and is included in current earnings.

Note 5 - Restricted Securities:

     The Company owns various securities that are restricted by the Securities and Exchange Commission from sale. These restricted securities are carried at par value totaling $3,287. The fair market value of the restricted securities held at the balance sheet date is determined by the cost basis of those securities. If there were no cost basis, the number of shares multiplied by the given par value would be used.

Note 6 - Executive Compensation:

     As president, Mr. Abate intermittently receives shares of stock as compensation. This non-cash compensation approximates $23,000; $60,500; and $29,000; for the years 1997, 1996, and 1995 respectively. Although value has been given to these securities, at the August 31, 1997 balance sheet date, a portion of these securities were not being traded.

     In addition to Mr. Abate, other officers/directors of the Company received shares of common stock as compensation for the year ended August 31, 1997. This non-cash compensation approximates $90,216. No non-cash compensation was issued to any officers/directors aside from Mr. Abate for the years ended August 31, 1996 and 1995.

Note 7 - Commitments and Contingent Liabilities:

     The Company is engaged in a three year lease for its office space in the amount of $1,302.29 per month. This non-cancelable lease began January 1, 1996 and expires January 31, 1999.

     Future minimum lease payments are summarized as follows:

                         August 31,                       Amount
                         ----------                     ---------

                           1998                         $  15,624
                           1999                             6,510
                                                        ---------
                                Total                   $  22,134
                                                        =========

Note 8 - Income Taxes:

     As discussed in Note 1, the Company adopted the provisions of Statement of Financial Standards (SFAS) No. 109 "Accounting for Income Taxes". Implementation of SFAS 109 did not have a material cumulative effect on prior periods nor did it result in a change to the current year's provision.

     A) The effective tax rate for the Company is reconcilable to statutory tax rates as follows:


                                                             August 31,
                                                         1997     1996    1995
                                                           %       %       %
                                                         ----     ----    ----
        U.S. Federal Statutory Tax Rate                   34       34      34
        Valuation allowance for deferred tax
           assets allocated to income tax expense        (34)     (11)    (34)
                                                         ----     ----    ----
        Effective Tax Rate                                 0       23       0
                                                         ====     ====    ====

     B) Deferred income taxes are provided for differences between financial statement and income tax reporting. The principal difference is the manner in which income is recognized for financial and income tax reporting purposes.

Note 9 - Subsequent Events:

     Subsequent to August 31, 1997, the Company is scheduled to receive an additional 100,000 shares of ARXA International Energy, Inc. common stock.

     Item 8. Changes in and Disagreement With Accountants

     Not applicable.


                              PART III

     Item 9.  Directors,  Executive  Officers,  Promoters  and Control  Persons:
Compliance with Section 16(a) of the Exchange Act

Directors and Officers
-----------------------

     The following sets forth the names of the Company's directors and officers. Directors of the Company are elected annually by the shareholders and the officers are appointed annually by the Board of Directors.

Name                        Age            Position                     Since
----                        ---            --------                     -----
Thomas M. Abate             60        President and a Director          1986

James D. Paulsen            58        Executive Vice President,         1991
                                        Secretary and a Director

John M. Seroor              67        Treasurer and a Director          1994

John Catricola              52        Vice-President                    1992

Silvio Codispoti            54        Senior Vice President             1991

Nancy Montanaro             24        Assistant Secretary               1995

     THOMAS M. ABATE has been President and Director of the Company from its inception and served as Chairman of the Board of Directors of Megatron Holding Corp. (OTC) from 1983 to 1987. He was the Manhattan Area Manager of the U.S. Treasury Department, SB Division from 1974 to 1984. Mr. Abate received a B.S. in Finance from Wagner College.

     JAMES D. PAULSEN has been Executive Vice President, Secretary and Director of the Company since 1991, and has been associated with the Company from its inception. He was an officer of AIG Risk Management, Inc. and American Home Assurance Co. from 1977 to 1991. He is a graduate of The City University of New York and The College of Insurance.

     SILVIO CODISPOTI has been Senior Vice President of the Company since 1991. From, 1961 to 1991, he was a Vice President, Commercial Lending with National Westminster Bank, USA. Mr. Codispoti is a graduate of Bernard M. Baruch College of the City University of New York where he earned an A.A.S. in Accounting and B.B.A. in Finance.

     JOHN CATRICOLA has served as a Vice President of the Company since 1992. Since September, 1997, he serves as President of Olde Monmouth Capital Corp. From 1985 to 1992, he was Vice President of Promote Personnel, Inc. He was President of JAC Associates, Inc. from 1982 to 1985 and prior to 1982 he was associated with various brokerage firms. Mr. Catricola is a graduate of The New York Institute of Finance.

     NANCY MONTANARO has been Assistant Secretary of the Company since 1995. From January, 1994 to January, 1995, she was an associate for Dean Witter Reynolds on the trading floor of The New York Commodities Exchange.

     JOHN M. SEROOR has been Treasurer & Director of the Company since 1994 and has been associated with the Company since its inception. From 1963 to 1968 he was a chemist for the Food and Drug Administration in Cincinnati, Ohio and Brooklyn, New York, and from 1968 to 1994 he was a quality control supervisor for Carter-Wallace, Inc. Mr. Seroor graduated from the University of Connecticut where he earned a B.A. in Chemistry.

     Item 10. Executive Compensation

     The following table shows all the cash compensation paid by the Company as well as certain other compensation paid during the fiscal years indicated, to the Chief Executive Officer for such period in all capacities in which he served. No other Executive Officer received total annual salary and bonus in excess of $100,000.

SUMMARY COMPENSATION TABLE


--------------------------------------------------------------------------------
                                                     Long Term Compensation

                              Annual Compensation     Awards          Payouts
--------------------------------------------------------------------------------
 (a)         (b)     (c)    (d)    (e)    (f)          (g)       (h)    (i)
                                   Other   Restricted                    All
 Name and                          Annual  Stock       Options   LTIP   Other
 Principal   Fiscal  Salary  Bonus Compen- Awards      SARs     Payouts Compen-
 Position    Year     ($)    ($)   sation   ($)         (#)       ($)   sation
----------   -----   ------  ----  ------  -----       -------  ------  -------
Thomas M.     1997    (1)     N/A   N/A      0           0        0       0
Abate         1996    (2)     N/A   N/A      0           0        0       0
              1995    (3)     N/A   N/A      0           0        0       0


(1) Consists of 50,000 shares of the common stock of ARXA at market value of $2.25 per shares or a total of $112,500.

(2) Consists of 75,000 shares of QCS Corp. at fair market value $.50 per share; 46,000 shares of ARXA International Energy, Inc. at fair market value $.50 per share; 50,000 shares of Hiawatha Industries, Inc. (Restricted) no market value.

(3) Consists of 20,000 shares of Capital Communications Corp. at fair market value of $.50 per share; 40,000 shares of First Nordic Equity Partners Corp. at fair market value $.10 per share; 30,000 shares of Republic International Corp. at fair market value $.50 per share.

     The amount of securities distributed to Mr. Abate has been, and will continue to be, determined by the Company's Board of Directors.

     Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth as of August 31, 1997, the number and percentage of shares of the common stock of the Company, owned of record and beneficially, by each officer and directors of the Company and by any other person owning more than 5% of the Company's outstanding common stock and by all officers and directors as a group.

                                    Shares of
Name and Address                   Common Stock              Percentage(1)
-----------------                  ------------              ------------
Thomas M. Abate                     1,173,405(1)                32.5%
231 Clarke Avenue
Staten Island, NY 10306

James D. Paulsen                      367,000(2)                10.1%
511 East 80th Street
New York, NY 10021

T.G.J. & Associates                   496,664(3)                13.7%
618 74th Street
Brooklyn, New York 11209

Emco Enterprises                      230,000(4)                 6.4%
1388 Paterson Plane Road
Secaucus, NJ 07094

Silvio Codispoti                      127,000(5)                 3.5%
115 Sylvia Street
Staten Island, NY 10312

John Catricola                        140,000(6)                 3.9%
79 Belfast Avenue
Staten Island, NY 10306

Nancy Montanaro                        42,000(7)                 1.2%
88 Rivington Avenue
Staten Island, NY 10314

John M. Seroor                        102,500                    2.8%
11 Emerson Road
Somerset, NJ 08873

All Officers and Directors
As a Group (6 Persons)               2,678,569(1)                74.1%

1. Includes 100,000 shares as joint tenant with Renee Abate and 50,000 shares in the name of Renee Abate, 15,000 shares as custodian for Amanda Alexander, 15,000 shares as custodian for Megan Abate, 15,000 shares as custodian for Samantha Alexander and 15,000 shares as custodian for James Abate. Mr. Abate has sole investment power and sole voting power over these shares.

2. Includes 25,000 shares as joint tenant with Judith Paulsen and 2,000 in the name of Judith Paulsen. Mr. Paulsen has sole investment power and sole voting power over these shares.

3. Of the Common Shares owned by TGJ Associates, 248,332 shares are beneficially owned by Thomas Abate and 248,332 shares are beneficially owned by James Paulsen. Messrs. Abate and Paulsen have shared investment power and shared voting power of these shares. All of the shares of TGJ beneficially owned by Messrs. Abate and Paulsen are included in the shares owned by all officers and directors as a group.

4.   Emco Enterprises is owned by Greg Marinelli.

5. Includes 500 shares as joint tenants with Dina Codispoti, 4,000 shares in the name of Dina Codispoti, 500 shares as joint tenant with Dennis Codispoti, 4,000 shares as joint tenant with Florence Codispoti and 4,000 shares in the name of Dennis Codispoti. Mr. Codispoti has sole investment power and sole voting power over these shares.

6. Includes 65,000 shares in the name of Mary Catricola and 10,000 shares as joint tenant with Mary Catricola. Mr. Catricola has sole investment power and sole voting power over these shares.

7. Includes 5,000 shares as joint tenant with Paul T. Montanaro, 5,000 shares in the name of Paul T. Montanaro and 2,000 shares as custodian for Paul R. Montanaro. Mrs. Montanaro has sole investment power and sole voting power over these shares.

    Item 11. Certain Relationships and Related Transactions
    -------------------------------------------------------

     During the fiscal years ended August 31, 1997 and 1996, there were no transactions, and there are no proposed transactions to which the Company was or is to be a party in which any of its directors, executive officers, principal shareholders or any member of the immediate family of any such person has or is to have direct or indirect material interest.

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, "hereunto duly authorized.

                                             MEGA HOLDING CORP.

Dated: December 11, 1997                    By: /s/ Thomas M. Abate
                                             ------------------------
                                                 Thomas M. Abate
                                                 President and Principal
                                                 Executive Officer

                                             By: /s/John M. Seroor
                                             -------------------------
                                                 John M. Seroor
                                                 Treasurer and Principal
                                                 Financial Officer