Form 10QSB
period 1997-11-30
MEGA HOLDING CORP
filed 1998-01-22
CIK 1027642

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended November 30, 1997.

     [ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934.

     For the transition period from                      to

     Commission File Number: 001-12509


                               MEGA HOLDING CORP.
--------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter


             New York                                13-2793653
--------------------------------------------------------------------------------
    (State of other jurisdiction of                (I.R.S. Employer
      incorporation or organization               Identification No.)

                278A New Dorp Lane, Staten Island, New York 10306
--------------------------------------------------------------------------------
                     Address of principal executive offices)

                                  718-667-9117
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                (Not Applicable)
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report

     Indicate by check mark, whether the registrant:: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes x            No


     Indicate the number of shares outstanding of each of the issuer's classes of stock as of the close of the period covered by this report.

       Class                                     Number of Shares Outstanding

       Common Shares                                   3,615,000

       Transitional Small Business Disclosure Format:   Yes    No  x

                                     PART I

                              FINANCIAL INFORMATION

     Item 1. Financial Statements

     The condensed financial statements for the periods ended November 30, 1997 included herein have been prepared by Mega Holding Corp. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of management, the statements include all adjustments necessary to present fairly the financial position of the Company as of November 30, 1997, and the results of operations and cash flows for the three month periods ended November 30, 1997 and 1998.

     The Company's results of operations during the three months of the Company's fiscal year are not necessarily indicative of the results to be expected for the full fiscal year.

                               MEGA HOLDING CORP.
                                 BALANCE SHEET
                               NOVEMBER 30, 1997



 ASSETS

        Current Assets:
          Cash                                                   $   4,835
          Accounts Receivable                                       46,979
          Royalties Receivable (Note 2)                                375
          Notes Receivable (Note 3)                                129,200
                                                                 ----------
            Total Current Assets                                   181,389
                                                                 ----------
        Property and Equipment
          Office Equipment at Cost (Note 1)                         66,664
            Less: Accumulated Depreciation                         (41,368)
                                                                 ----------
            Total Property and Equipment                            25,296
                                                                 ----------

        Investments and Other Assets:
          Marketable Securities (Notes 1 & 4)                       26,436
          Restricted Securities - par value (Note 5                  3,287
          Royalties Receivable (Note 2)                            154,493
                                                                 ----------
            Total Investments & Other Assets                       184,216
                                                                 ----------
        Total Assets                                             $ 390,901
                                                                 ==========

LIABILITIES  AND  STOCKHOLDERS'  EQUITY

        Current Liabilities:
          Notes Payable                                         $   1,500
          Officer's Loan                                            4,600
                                                                ----------
            Total Current Liabilities                               6,100
                                                                ----------

        Long - Term Liabilities:
          Deferred Taxes (Note 7)                                   2,233
                                                                ----------
            Total Long - Term Liabilities                           2,233
                                                                ----------

        Commitments and Contingent Liabilities (Note 6)

        Stockholder's Equity:
          Common Stock - $.01 par value
            Authorized 20,000,000 shares
            Issued 3,615,000 shares                               36,150
          Paid In Capital                                        488,616
          Retained  Deficit                                     (142,198)
                                                               ----------
            Total Stockholder's Equity                           382,568
                                                               ----------

        Total Liabilities and Stockholders' Equity             $ 390,901
                                                               ==========

                 See accompanying notes to financial statements.

                               MEGA HOLDING CORP.
                             STATEMENT OF EARNINGS
                  FOR THE THREE MONTHS ENDED NOVEMBER 30, 1997



      Net Sales                                                $  66,652

      Cost Of Sales                                               26,018
                                                               ----------

        Gross Profit                                              40,634
                                                               ----------
      General and Administrative Expenses:
        Commissions                                               11,391
        Credit Reports                                               381
        Depreciation                                               2,176
        Dues                                                         976
        Miscellaneous                                                401
        Office Expense                                             5,394
        Payroll and Associated Costs                               1,459
        Rent                                                       3,941
        Telephone and Utilities                                    1,536
        Travel and Entertainment                                     755
                                                               ----------
        Total Operating Expenses                                  28,410
                                                               ----------


      Earnings Before Unrealized Holding Loss on
        Marketable Securities and Income Taxes                    12,224

      Unrealized Holding Loss on Marketable Securities           (35,558)
                                                               ----------
      Loss Before Income Taxes                                   (23,334)
                                                               ----------

      Provision For Income Taxes                                    --
                                                               ----------

      Net Loss                                                 $ (23,334)
                                                               ==========


        Net Earnings/(Loss) Per Share:
        Net Earnings/(Loss)                                    $ (0.0065)
        Weighted Average Number of Common Shares               3,615,000



                 See accompanying notes to financial statements.

                               MEGA HOLDING CORP.
                            STATEMENT OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED NOVEMBER 30, 1997




       Cash Flow from Operating Activities:
         Net Loss                                              $ (23,334)

         Adjustments To Reconcile Net Income To Net
          Cash Used in Operating Activities:
           Depreciation                                            2,176
           Decrease in Accounts Receivable                         4,692
           Decrease in Payroll Taxes Payable                        (188)
                                                               ----------
           Total Adjustments                                       6,680
                                                               ----------


         Net Cash Used by Operating Activities                   (16,654)


       Cash Flow From Investing Activities:
           Decrease in Marketable Securities                       5,329
                                                               ----------
         Net Cash Provided by Investing Activities                 5,329


       Cash Flow From Financing  Activities:
           Increase in Notes Payable                               1,500
           Decrease in Officer's Loan Payable                       (400)
                                                               ----------
         Net Cash Provided by Financing Activities                 1,100
                                                               ----------


       Net Decrease in Cash                                      (10,225)

       Cash at the Beginning of the Period                        15,060
                                                               ----------

       Cash at the End of the Period                           $   4,835
                                                               ==========




                 See accompanying notes to financial statements.

                               MEGA HOLDING CORP.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED NOVEMBER 30, 1997




                                          Additional                  Total
   September 1,  1997          Common      Paid  In     Retained   Stockholders'
   To November 30, 1997         Stock       Capital      Deficit     Equity
   --------------------        ------     ----------    --------   -------------

    September 1, 1997        $  36,150    $ 488,616    $(118,864)   $ 405,902

    Net Loss                                             (23,334)     (23,334)
                             ---------    ---------    ----------   ----------

    Total Stockholders'
       Equity
    As Of November 30, 1997  $  36,150    $ 488,616    $(142,198)   $ 382,568
                             =========    =========    ==========   =========
















                 See accompanying notes to financial statements.

                               MEGA HOLDING CORP.
                        FOOTNOTES TO FINANCIAL STATEMENTS

Note 1 -  Basis of Presentation and Significant Accounting Policies:

     Mega Holding Corp. (the Company) was incorporated in New York York and commenced business on March 31, 1970. The Company offers its services to corporations seeking banking and investment banking relationships. The Company charges fees for providing these services and, at times, earns equity interests in these companies. Fees are also earned from clients desiring to go public and/or raise capital. The Company is licensed and registered with the New York State Banking Department as a mortgage broker from which activities it earns fees. In addition, the Company receives royalties from Powderhorn Incorporated (a subsidiary of Peabody Coal Company).

     A) Property and Equipment

     Property and equipment are carried at cost less accumulated depreciation. Depreciation is calculated by using the modified accelerated cost recovery system as provided by the Tax Reform Act of 1986. The recovery classifications are five years for furniture and fixtures and for office equipment.

     Expenditures for maintenance and repairs are charged to expense as incurred whereas major improvements are capitalized.

     B) Marketable Securities

     In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.115, "Accounting for Certain Investments in Debt and Equity Securities," effective for fiscal years beginning after December 15, 1993. This statement mandates debt securities which the Company has both the positive intent and ability to hold to maturity to be carried at amortized cost. Debt securities that the Company does not have the positive intent and ability to hold to maturity and all marketable equity securities are classified as available-for-sale or trading securities and are carried at fair market value. Unrealized holding gains and losses on securities classified as available-for-sale are carried as a separate component of stockholders' equity. Unrealized holding gains and losses on securities classified as trading are reported in earnings. Management determines the appropriate classification of marketable equity and debt securities at the time of purchase and reevaluates such designation as of each balance sheet date.

     C) Revenue Recognition

     The Company recognizes revenues at the point in time when the stock in the newly formed company is sold.

     D) Cost of Sales

     The cost of sales consist wholly of those expenditures accumulated when acquiring the stock of the original company.

     E) Income Taxes

     The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," which requires a change from the deferral method to the assets and liability method of accounting for income taxes. Timing differences exist between book income and tax income which relate primarily to the recognition of income.

     F) Net Earnings/(Loss) Per Common Share

     Net   earnings/(loss)   per  common  share  is  computed  by  dividing  net
earnings/(loss) by the weighted average number of shares of common stock outstanding during the period.

                               MEGA HOLDING CORP.
                       FOOTNOTES TO FINANCIAL STATEMENTS

Note 2 -  Royalties Receivable:

     On September 29, 1994, the Company resolved a royalty dispute whereby Powderhorn Incorporated will pay the Company additional royalties with a future value of $624,044. This amount will be payable at $12,750 per annum for non-production royalty and an 8.5% royalty should production resume.

                                                                   November 30,
                                                                       1997
                                                                   ------------
         Royalties Receivable From Court Settlement:
              Non-interest bearing receivable,
              receivable in annual installments
              of $12,750; due 2043.                                 $ 585,794

              Less unamortized discount based
              on imputed interest rate of 8%.                         430,926

              Royalties receivable less unamortized
              discount.                                               154,868

              Less:  Current  Portion                                     375

              Total Long-Term Royalties Receivable                  $ 154,493
                                                                    =========

     Due to the fact that Powderhorn is a substantial company and its prior history in payment of like kind transactions, management of the Company believes all royalties will be collected on a timely basis.


Note 3 -  Notes Receivable:

     In 1993, the Company entered into a loan agreement with AWEC for the sum of $100,000. This loan is non-interest bearing and due in 1998. This note provides the Company with two options. The first permits the Company carry the note to maturity and receive face value. The second gives the Company the right to convert the outstanding note receivable into AWEC common stock at fair market value during 1998.

     In 1996, the Company loaned money to and received notes from Bonsangue and Nocito companies the amounts of $30,000 and $5,000 respectively. Both notes are non-interest bearing and are considered current. At November 30, 1997, Bonsangue has repaid $13,300.

     During 1997, the Company received a note from the Berkshire Group in the amount of $20,000. This note is non-interest bearing and is due within the next six months. At November 30, 1997, the Berkshire Group has repaid $12,500.

Note 4 -  Marketable Securities:

     As discussed in Note 1, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At November 30, 1997, all of the Company's marketable equity securities are classified as trading securities; they were purchased with an intent to resell them within the next year.

     The current marketable securities represents an equity investment in various corporations which the Company considers as trading securities. These securities had an original cost of $55,960; determined by multiplying the number of shares purchased by the fair market value of those shares. At November 30, 1997 the market value was $20,402, determined by multiplying the number of shares held by the fair market value of those shares at the balance sheet date. The difference between the cost and fair market value represents an unrealized holding loss and is included in current earnings.

Note 5 -  Restricted Securities:

     The Company owns various securities that are restricted by the Securities Act of 1933 from public sale. These restricted securities are carried at par value totaling $3,287. The fair market value of the restricted securities held at the balance sheet date is determined by the cost basis of those securities. If there were no cost basis, the number of shares multiplied by the given par value would be used.

Note 6 - Executive Compensation:

     As president, Mr. Abate intermittently receives shares of stock of subsidiaries as compensation. At November 30, 1997, no non-cash compensation had been received.

Note 7 -  Commitments and Contingent Liabilities:

     The Company entered into lease for its office space calling for rent in the amount of $1,302.29 per month. This non-cancelable lease began January 1, 1996 and expires January 31, 1999.

     Future minimum lease payments are summarized as follows:

                     November 30,                                  Amount
                     ------------                                  ------
                         1998                                   $  15,624
                         1999                                       2,604
                                                                ---------
                                 Total                          $  18,228
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

     A) The effective tax rate for the Company is reconcilable to statutory tax rates as follows:

                                                             November 30,
                                                                 1997
                                                             ------------
                                                                   %

         U.S. Federal Statutory Tax Rate                          34
         Valuation allowance for deferred tax
            assets allocated to income tax expense               (34)
                                                                -----
         Effective Tax Rate                                        0
                                                                =====

     B) Deferred income taxes are provided for differences between financial statement and income tax reporting. The principal difference is the manner in which income is recognized for financial and income tax reporting purposes.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Plan of Operation

     Mega Holding Corp. (the Company) was incorporated in New York and commenced business on March 31, 1970. The Company offers its services to corporations seeking business and financial consulting relationships. Such services include advice on how to structure and conduct private offerings of securities, mergers and acquisitions and other strategic business a advisory services. Most of the Company's clients use a combination of these services for which the Company receives fees. The Company may refer clients to financial institutions (banking and other lenders and/or investment institutions). Very often the Company's fees are taken as stock in the client company or the fees are a combination of cash and stock. In addition, the Company may begin a relationship with a client on an advisory basis and proceed to provide acquisition or financing services to the client.

     In the process of providing financial consulting services, the Company typically performs due diligence and assists the client in preparing business plans, which plans include an analysis of the client's business and history, the market for its products, the competitive environment in which the client operates and a breakdown of how the funds will be used. The Company does not raise funds for clients; however, the Company may refer clients to financial institutions (banking and other lenders and/or investment institutions) for such purposes. The Company is licensed and registered with the New York State Banking Department as a mortgage broker wherein it earns fees. In addition, the Company receives royalties from Powderhorn Incorporated (a subsidiary of Peabody Coal Company).

     During this period the following developments have taken place:

     On October 22, 1997, the Company was retained by Western American Resources, Inc. for business consulting services. Western American Resources, Inc., based in Houston, Texas, is in the oil and gas exploration business.

     Southern Security Financial Corp. merged with Southern Security Bank Corp. on November 11, 1997.

     On November 26, 1997, the Company was retained by the Wall Street Coffee Company for business consulting services. The Wall Street Coffee Company is a Connecticut-based retailer of coffee and investment related items through a chain of coffee shops with a "Wall Street" theme.

     On December 1, 1997, a commercial mortgage loan for $2.0 million closed for M.J.'s Supper Club located in Staten Island, New York. The loan was financed by AT&T Capital Corporation. Mega acted as a broker for M.J.'s Supper Club.

     On December 5, 1997, Mega was retained by RDM Holdings, Inc. for business consulting services. RDM Holdings, Inc. is a marketing research and product development firm located in Louisiana.

     The following discussion of the results of operations and financial condition should be read in conjunction with the financial statements and related notes appearing subsequently under the caption "Financial Statements."

     Overview

     Past revenues have been derived principally from commissions on mortgage brokerage and Business and Financial Consulting activities, and royalties from Powderhorn Incorporated. Future income is dependent on management's ability to generate new business in the mortgage brokerage and consulting segments of its business, which are more particularly discussed in Item 1, above.

     Management anticipates that sales, gross profit and income from operations will continue to increase in fiscal 1997 at a greater rate than in 1996. This increase is anticipated to result increases in both the Company's mortgage brokerage business and to a greater extent, in the Company's financial consulting activities. This increase in activity, in turn is expected to generate increased revenues and net profit, thereby reducing their effect on cash used from operations and net income.

     Results of Operation

     During the three months ended November 30, 1997, the Company principally provided for its cash needs through normal operations of its business as more particularly discussed in Item 1, above.

     Net revenues for the nine months ended November 30, 1997 totaled $139,040 with an operating loss of $57,490. The Company expects revenues to increase during the next three months which, if such expectation is realized, should result in operating profits.

     Management of the Company does not anticipate that the Year 2000 will present any problems relating to its software programs or its business or business relationships.

                                     PART II

                                OTHER INFORMATION

     Item 1. Legal Proceedings.

     There are no legal proceedings. The Company is not aware of any threatened legal proceedings to which it may be a party or to which its property may be subject.

     Item 2. Changes in Securities

     Not applicable.

     Item 3. Defaults upon Senior Securities.

     Not applicable.

     None.

     Item 4. Submission of Matters to a Vote of Security-Holders.

     Not applicable.

     Item 5. Other Information

     Not applicable.

     Item. 6, Exhibits and Reports on Form 8-K.

     No report on Form 8-K was filed with the Securities and Exchange commission for the period covered by this report.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           MEGA HOLDING CORP.
                                                (Registrant)

                                            s/Thomas M. Abate
                                            -----------------------
                                             Thomas M. Abate,
                                             President and Principal
                                             Executive Officer


                                            s/John M. Seroor
                                            -----------------------
                                             Treasurer and Principal
                                             Financial Officer



     Dated: January 12, 1998