Form 10QSB
period 1998-02-28
MEGA HOLDING CORP
filed 1998-04-21
CIK 1027642

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended February 28, 1998.

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

                                     PART I

                              FINANCIAL INFORMATION

     Item 1. Financial Statements

     The condensed financial statements for the periods ended February 28, 1998 included herein have been prepared by Mega Holding Corp. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of management, the statements include all adjustments necessary to present fairly the financial position of the Company as of February 28, 1998, and the results of operations and cash flows for the six month periods ended February 28, 1998 and 1997.

     The Company's results of operations during the six months of the Company's fiscal year are not necessarily indicative of the results to be expected for the full fiscal year.

                               MEGA HOLDING CORP.
                                 BALANCE SHEET



                                     ASSETS

                                                  February 28      August 31,
                                                      1998           1997
                                                  (Unaudited)      (Audited)
                                                  -----------      ---------
Current  Assets:
  Cash                                            $  12,673      $  15,060
  Accounts  Receivable                               36,840         51,671
  Royalties  Receivable (Note 2)                        376            375
  Notes  Receivable (Note 3)                        128,200        129,200
                                                  ----------     ----------
    Total  Current  Assets                          178,089        196,306
                                                  ----------     ----------
Property  and  Equipment
  Office  Equipment  at  Cost (Note 1)               67,224         66,664
    Less:  Accumulated  Depreciation                (44,613)       (39,192)
                                                  ----------     ----------
    Total  Property  and  Equipment                  22,611         27,472

Investments  and  Other  Assets:
  Marketable  Securities (Notes  1 & 4)              46,991         31,765
  Restricted  Securities - par  value (Note 5        24,789          3,287
  Royalties  Receivable (Note 2)                    154,117        154,493
                                                  ----------     ----------
    Total  Investments  &  Other  Assets            225,897        189,545
                                                  ----------     ----------
Total  Assets                                     $ 426,597      $ 413,323
                                                  ==========     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes Payable                                   $   1,100      $      --
  Officer's Loan                                         --          5,000
  Payroll Taxes Payable                                  --            188
                                                  ----------     ----------
    Total Current Liabilities                         1,100          5,188
                                                  ----------     ----------

Long - Term Liabilities:
  Deferred Taxes (Note 7)                             2,233          2,233
                                                  ----------     ----------
    Total Long - Term Liabilities                     2,233          2,233
                                                  ----------     ----------

Commitments and Contingent Liabilities (Note 6)

Stockholder's  Equity:
  Common Stock - $.01 par value
  Authorized  20,000,000  shares
    Issued 3,615,000  shares                         36,150         36,150
  Paid In Capital                                   488,616        488,616
  Retained Deficit                                 (101,502)      (118,864)
                                                  ----------     ----------
    Total Stockholder's  Equity                     423,264        405,902
                                                  ----------     ----------
Total Liabilities and Stockholders' Equity        $ 426,597      $ 413,323
                                                  ==========     ==========



              See accompanying notes to the financial statements.

                               MEGA HOLDING CORP.
                             STATEMENT OF EARNINGS
                             FOR THE PERIODS ENDED

                                            February 28, February 28, August 31,
                                                1998        1997        1997
                                            (Unaudited)  (Unaudited) (Audited)
                                            -----------  ----------- ---------

Net Sales                                  $ 122,622   $  96,040   $ 200,203

Cost Of Sales                                 32,445      50,053      96,794
                                            ---------   ---------   ---------
  Gross Profit                                90,177      45,987     103,409
                                            ---------   ---------   ---------
General and Administrative Expenses:
  Advertising                                  2,483          27          27
  Commissions                                 28,725      29,155      69,078
  Credit Reports                                 447         445         671
  Dues                                         1,304          --         275
  Education/Seminars                             800          --          --
  Executive Compensation                          --          --     113,216
  Insurance                                      747          --         889
  Miscellaneous                                1,218       2,971       3,860
  Office Expense                              14,109       7,574      17,580
  Payroll and Associated Costs                 2,881       1,416       6,658
  Postage                                      1,111          --          --
  Professional                                 1,000       6,000       6,000
  Rent                                         7,883       9,116      14,348
  Taxes                                           --      11,223      11,835
  Telephone and Utilities                      3,032       3,508       9,728
  Travel and Entertainment                     6,929       7,627      21,883
  Depreciation                                 5,421       1,196       7,832
                                            ---------   ---------   ---------
  Total Operating Expenses                    78,090      80,258     283,880
                                            ---------   ---------   ---------

  Earnings Before Unrealized Holding Loss
    on Marketable Securities, Other
    Income, and Income Taxes                  12,087     (34,271)   (180,471)

  Unrealized Holding Loss on
    Marketable Securities                    (10,375)    (91,810)    (41,127)
                                            ---------   ---------   ---------
  Other  Income:
    Royalties Income                           3,275         343         375
    Interest Income - Royalties               12,375      12,407      12,375
    Interest Income - Other                       --          --          55
    Total Other Income                        15,650      12,750      12,805
                                            ---------   ---------   ---------
  Income Before Income Taxes                  17,362    (113,331)   (208,793)
                                            ---------   ---------   ---------
  Provision For Income  Taxes                     --          --     (70,990)
                                            ---------   ---------   ---------
  Net Income/(Loss)                         $ 17,362    (113,331)   (137,803)
                                            =========   =========   =========

    Net Earnings/(Loss) Per Share:
    Net Earnings/(Loss)                     $   0.005   $  (0.031)  $  (0.038)
    Weighted Average Number
      of Common Shares                      3,615,000   3,615,000   3,615,000
                                            =========   ==========  ==========



              See accompanying notes to the financial statements.

                               MEGA HOLDING CORP.
                            STATEMENT OF CASH FLOWS
                             FOR THE PERIODS ENDED



                                                       February 28,   August 31,
                                                           1998         1997
                                                       (Unaudited)    (Audited)
                                                        ---------     ---------
Cash Flow from Operating Activities:
  Net Income/(Loss)                                    $  17,362     $(137,803)

  Adjustments To Reconcile Net
  Income/(Loss) To Net Cash (Used)/
   Provided in Operating Activities:
    Depreciation                                           5,421         7,832
    Unrealized Holding (Gain)/Loss on
      Marketable Securities                               10,375        41,127
    (Increase)/Decrease in Accounts Receivable            14,831        (8,171)
    (Increase)/Decrease in Royalties Receivable              375           343
    Increase/(Decrease) in Accounts Payable                   --        (6,257)
    Increase/(Decrease) in Deferred Taxes                     --       (55,000)
    Increase/(Decrease) in Payroll Taxes Payable            (188)          188
                                                        ---------     ---------
    Total Adjustments                                     30,814       (19,938)
                                                        ---------     ---------
  Net Cash (Used)/Provided by Operating Activities        48,176      (157,741)


Cash Flow From Investing Activities:
    (Purchase)/Disposal of Property, Plant & Equipment      (560)      (15,249)
    (Increase)/Decrease in Marketable Securities         (25,601)      145,855
    (Increase)/Decrease in Restricted Securities         (21,502)       26,713
                                                        ---------     ---------
     Net Cash Provided by Investing Activities           (47,663)      157,319

 Cash Flow From Financing Activities:
    (Increase)/Decrease in Notes Receivable                1,000         5,800
    Increase/(Decrease) in Notes Payable                    1,100            --
    Increase/(Decrease) in Officer's Loans                (5,000)        5,000
                                                        ---------     ---------
   Net Cash Provided by Financing Activities              (2,900)       10,800
                                                        ---------     ---------
 Net Increase/(Decrease) in Cash                          (2,387)       10,378

 Cash at the Beginning of the Period                      15,060         4,682
                                                        ---------     ---------
 Cash at the End of the Period                          $ 12,673      $ 15,060
                                                        =========     =========




              See accompanying notes to the financial statements.

                               MEGA HOLDING CORP.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY




                                           Additional               Total
September 1,  1996                Common    Paid In    Retained   Stockholders'
To February 28, 1998              Stock     Capital    Deficit      Equity
--------------------           ----------  ---------- ----------  -----------
September 1, 1996              $  36,150   $ 488,616  $  18,939    $ 543,705

Net Loss - 1997                                        (137,803)    (137,803)
                               ----------  ---------- ----------  -----------
Total Stockholders' Equity
As of August 31, 1997             36,150     488,616   (118,864)     405,902

Net Income - February 1998                               17,362       17,362
                               ----------  ---------- ----------  -----------

Total Stockholders' Equity
As Of February 28, 1998        $  36,150   $ 488,616  $(101,502)   $ 423,264
                               ==========  ========== ==========   ==========








              See accompanying notes to the financial statements.

                               MEGA HOLDING CORP.
                        FOOTNOTES TO FINANCIAL STATEMENTS
                               FEBRUARY 28, 1998

Note 1 -  Basis of Presentation and Significant Accounting Policies:

     Mega Holding Corp. (the Company) was formed as a New York corporation and commenced business on March 31, 1970. The Company offers its services to corporations that are seeking banking and investment banking relationships. The Company charges a fee for these services and at times earns an equity interest in these companies. Fees are also earned from clients that wish to go public and/or raise capital. The Company is licensed and registered with the New York State Banking Department as a mortgage broker wherein it earns fees. In addition, the Company receives royalties from Powderhorn Incorporated (a subsidiary of Peabody Coal Company) located in Palisade, Colorado.

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

C) Revenue Recognition

     The Company recognizes revenues at the point in time when the stock in the newly formed company is sold and with reference to the mortgage brokering aspect of the Company when commissions are received.

D) Cost of Sales

     The cost of sales consist primarily of those expenditures accumulated as the Company completes and maintains a spin-off of the original company.

E) Income Taxes

     The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", which requires a change from the deferral method to the assets and liability method of accounting for income taxes. Timing differences exist between book income and tax income which relate primarily to the recognition of income.

F) Net Earnings/(Loss) Per Common Share

     Net   earnings/(loss)  per  common  share  are  computed  by  dividing  net earnings/(loss) by the weighted average number of shares of common stock outstanding during the period.

Note 2 - Royalties Receivable:

     On September 29, 1994, the Company resolved a royalty dispute whereby Powderhorn Incorporated pays the Company additional royalties with a future value of $624,044. This amount is payable at $12,750 per annum for non-production royalty and a royalty based on levels of production.

                                                   February 28,       August 31,
                                                      1998              1997
                                                   (Unaudited)       (Audited)
                                                   -----------       ----------
Royalties Receivable From Court Settlement:
           Non-interest bearing receivable,
           receivable in annual installments
           of $12,750; due 2043.                   $ 573,044       $  585,794

           Less unamortized discount based
           on imputed interest rate of 8%.           418,551          430,926

           Royalties receivable less unamortized
           discount.                                 154,493          154,868

           Less: Current Portion                         376              375

           Total Long-Term Royalties Receivable    $ 154,117       $  154,493
                                                   =========       ==========

     Due to the large nature of Powderhorn and its prior history in payment of like kind transactions, management believes all royalties will be collected on a timely basis.

Note 3 - Notes Receivable:

     In 1993, the Company entered into a loan agreement with AWEC for the sum of $100,000. This loan is non-interest bearing and due in 1998. With this note, the Company has two (2) options. Option one maintains the Company carry the note to maturity and receive face value. Option two gives the Company the right to convert the outstanding note receivable into AWEC common stock at fair market value. This right may be exercised at the Company's option during 1998.

     In 1996, the Company received notes from Bonsangue and Nocito companies in the amounts of $30,000 and $5,000 respectively. Both notes are non-interest bearing and are considered current. At February 28, 1998 and August 31, 1997, Bonsangue has repaid $13,300 and $13,300, respectively.

Note 3 - Notes Receivable: (continued)

     During 1997, the Company received a note from the Berkshire Group in the amount of $20,000. This note is non-interest bearing and is due within the next twelve months. At February 28, 1998 and August 31, 1997, the Berkshire Group has repaid $13,500 and $12,500, respectively.

Note 4 - Marketable Securities:

     As discussed in Note 1, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At February 28, 1998 and August 31, 1997, all of the Company's marketable equity securities are classified as trading securities; they were purchased with an intent to resell them within the next year.

     The current marketable securities represents an equity investment in various corporations which the Company considers as trading securities. At February 28, 1998, these securities had an original cost of $57,366 whereas at August 31, 1997, the cost basis was $76,179; both of which were determined by multiplying the number of shares being purchased by the fair market value of those shares. At February 28, 1998 and August 31, 1997, the market value was $46,991 and $35,052, respectively; determined by multiplying the number of shares held by the fair market value of those shares at the balance sheet date. The difference between the cost and fair market value represents an unrealized holding loss and is included in current earnings.

Note 5 - Restricted Securities:

     The Company owns various securities that are restricted by the Securities and Exchange Commission from sale. These restricted securities are carried at par value totaling approximately $24,789 and $3,287 at February 28, 1998 and August 31, 1997, respectively. The fair market value of the restricted securities held at the balance sheet date is determined by the cost basis of those securities. If there were no cost basis, the number of shares multiplied by the given par value would be used.

Note 6 - Executive Compensation:

     As president, Thomas Abate intermittently receives shares of stock as compensation. At February 28, 1998, no non-cash compensation had been received whereas approximately $23,000 had been received for the year ended August 31, 1997.

Note 7 - Commitments and Contingent Liabilities:

     The Company is engaged in a three year lease for its office space in the amount of $1,302.29 per month. This non-cancelable lease began January 1, 1996 and expires January 31, 1999.

     Future minimum lease payments are summarized as follows:

                February 28,                              Amount
                ------------                           ---------
                    1999                               $  14,325
                                                         =======
Note 8 - Income Taxes:

     As discussed in Note 1, the Company adopted the provisions of Statement of Financial Standards (SFAS) No. 109 "Accounting for Income Taxes". Implementation of SFAS 109 did not have a material cumulative effect on prior periods nor did it result in a change to the current year's provision.

     A) The effective tax rate for the Company is reconcilable to statutory tax rates as follows:

                                                  February 28,      August 31,
                                                     1998              1997
                                                   (Unaudited)      (Audited)
                                                  ------------      ----------
                                                      %                 %
    U.S. Federal Statutory Tax Rate                   34               34
    Valuation allowance for deferred tax
      assets allocated to income tax expense         (34)             (34)
                                                    ------           ------
        Effective Tax Rate                          - 0 -            - 0 -
                                                    ======           ======


Note 8 - Income Taxes: (continued)

     B) Deferred income taxes are provided for differences between financial statement and income tax reporting. The principal difference is the manner in which income is recognized for financial and income tax reporting purposes. the End of the Period $ 12,673 $ 15,060

     Item 2: Management's Discussion and Aalysis of Fnancial Condition and Results of Operations

Results of Operations

Six Months Ended February 28,1998 Compared to Six Months Ended February 28, 1997
--------------------------------------------------------------------------------

     Revenues for the six months ended February 28, 1998 increased $26,582 or 27.7% when compared to the six months ended February 28, 1997. During the six months ended February 28, 1998, the Company generated $62,302 (66.8%) of its revenues from business and financial consulting services, $15,650 (11.32%) of its revenues from its mining royalty interest, and $30,320 (21.9%) of its revenues from mortgage brokering activities. During the six months ended February 28, 1997, the Company generated $96,040 (88.0%) of its revenues from business and consulting services, $12,750 (12.0%) of its revenues from its mining royalty interest, and $ -0- (0.0%) of its revenues from mortgage brokering activities.

     Business and financial consulting services revenues decreased by $3,738 (3.9%) due to everyday operating activities. Revenues from the Company's mining royalty interest increased by $2,900 (22.8%) due to the extraction of coal in excess of the agreed upon 300,000 tons. The Company, therefore, received an additional royalty of $.0425 per ton in excess of the 300,000 tons during the interim period. Additionally, mortgage brokering activity revenues increased $30,320 due to the Company assimilating to its new strategy.

     Cost of sales for the six months ended February 28, 1998 decreased by $17,608 (35.2%) when compared to the six months ended February 28, 1997. General and administrative expenses however, decreased by $2,168 (2.7%) for the six months ended February 28, 1998 when compared to the six months ended February 28, 1997 due to normal operating activities. Additionally, taxes decreased $11,223 (100.0%) due to the full payment being remitted for prior period.

     As a percentage of sales, cost of sales decreased from 46.0% for the six months ended February 28, 1997 to 23.5% for the six months ended February 28, 1998 and general and administrative expenses decreased from 73.8% for the six months ended February 28, 1997 to 56.5% for the six months ended February 28, 1998. These percentage decreases are attributable to the Company showing higher revenues for the six months ended February 28, 1998 as compared to the six months ended February 28, 1997.

     While marketable securities decreased, restricted securities increased at February 28, 1998 when compared to February 28, 1997 due to the disposal and depreciation of various securities during the interim period. Accordingly, an unrealized holding loss has been shown for the six month periods ended February 28, 1998 and 1997. This occurrence was due to the securities acquired prior to February 28, 1997 depreciating in value by August 31, 1997 whereas those acquired subsequent to August 31, 1997 appreciated in value for the six months ended February 28, 1998. Additionally, a number of securities had been sold during the interim period.

     The Company gains interests in other companies by acquiring shares of such companies' stocks. The Company acquires these securities with the intent to resell them within the next twelve months. The Company's marketable securities for the six months ended February 28, 1998 decreased $79,946 from the same period in the prior fiscal year. This decrease is attributable to two factors:
(1) the Company acquired securities with a market value of $18,062 during the 1998 period; and (2) although these securities appreciated in value, pre-existing holdings depreciated to a much higher degree causing the Company to show an unrealized holding loss of $10,375 at the end of the six month 1998 period. Management classifies these marketable securities as trading securities because the Company purchases these securities principally for the purpose of reselling them in the near term. The securities are, therefore, reported on the balance sheet at fair market value with any unrealized holding gains and losses included in current earnings. As a result, for the six months ended February 28, 1998, the Company's net gain increased $130,693 (115.3%) when compared to the six months ended February 28, 1997.

Liquidity and Capital Resources
-------------------------------

     As of February 28, 1998, the Company's current assets exceeded its current liabilities by $201,778; however, only $12,673 of current assets was composed of cash with the remainder being comprised of various receivables.

     Historically, the Company has financed its operations through cash flow from operations. Due to the current operating cash flow, the Company has no need to maintain any external funding sources.

     As of February 28, 1998, the Company had no material commitments for capital expenditures.

     During the six months ended February 28, 1998, there were no fees received by the Company in the form of stock. To date, the amounts received in stock are minimal, thus having no material effect on the Company's liquidity and overall financial position. In the future, the Company plans to continue distributing to its shareholders most of the stock that it receives in other entities. If the fees received are more so in the form of stock than cash, and continue to be distributed to the Company's shareholders, the Company's liquidity may be adversely affected. However, management anticipates, but cannot assure, that the cash portion of fees received and the proceeds from the sale of stock not distributed to the Company's shareholders will be sufficient to meet the Company's anticipated cash flow needs. Where the Company receives shares with restrictions on transfer, the Company will be required to hold such shares indefinitely and will only be able to sell such shares if and when the shares are registered on an exemption from registration is available, and if and when a market for such securities develops. Accordingly, such shares are not be able to be used to meet cash flow needs.

     At February 28, 1998, royalties due from Powderhorn International represented 36.1% of the Company's total assets. Based upon Powderhorn's prior history in payment of like kind transaction, management believes that all royalties will be collected on a timely basis.

Item 3. Description of Properties

     The Company maintains its principal executive offices at 278A New Dorp Lane, Staten Island, New York in an approximately 1,300 square foot office facility pursuant to a lease originally entered into in January, 1984, and thereafter renewed periodically. The current renewal term expires on January 31, 1999. The annual rental is $8,400 per annum ($700 per month) plus tenant's proportionate share of real estate taxes and escalations premises in the amount of $602.29 per month for a total annual rental of $15,627.48.

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

     None.

     Item 4.  Submission  of  Matters to a Vote of  Security-Holders.

     An annual meeting of shareholders was held on January 29, 1998. Thomas M. Abate, James D. Paulsen and John M. Seroor were elected directors by a vote of 2,554,499 to 0. McManus & Co., P.C. were approved as auditors of the Company by a vote of 2,552,999 to 0 with 1,500 absentions. The Company's 1998 Nonstatutory Stock Option Plan to be administered by the board of directors under which 1,000,000 common shares have been reserved was approved by a vote of 2,553,349 to 0 with 1,150 abstentions.

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



     Dated: April 14, 1998