Form 10QSB
period 1998-05-31
MEGA HOLDING CORP
filed 1998-08-10
CIK 1027642

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended May 31, 1998.

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

                                     PART I

                              FINANCIAL INFORMATION

     Item 1. Financial Statements

     The condensed financial statements for the periods ended May 31, 1998 included herein have been prepared by Mega Holding Corp. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of management, the statements include all adjustments necessary to present fairly the financial position of the Company as of May 31, 1998, and the results of operations and cash flows for the three and nine month periods ended May 31, 1998 and 1997.

     The Company's results of operations during the nine months of the Company's fiscal year are not necessarily indicative of the results to be expected for the full fiscal year.

                               MEGA HOLDING CORP.
                                 BALANCE SHEETS



                                     ASSETS

                                                      May 31,    August 31,
                                                       1998        1997
                                                    (Unaudited)   Audited)
                                                    -----------  -----------
        Current Assets:
          Cash                                      $   8,555   $  15,060
          Accounts Receivable                             461      51,671
          Royalties Receivable (Note 2)                   376         375
          Inventory (Note 1)                           28,390          --
          Marketable Securities (Notes 1 & 4)         404,313      31,765
          Notes Receivable (Note 3)                   128,200     129,200
                                                    ----------   ---------
            Total Current Assets                      570,295     228,071
                                                    ----------   ---------
        Property and Equipment
          Office Equipment at Cost (Note 1)            67,724      66,664
            Less: Accumulated Depreciation            (47,373)    (39,192)
                                                    ----------   ---------
            Total Property and Equipment               20,351      27,472
                                                   -----------   ---------
        Investments and Other Assets:
          Restricted Securities-par value (Note 5)     24,789       3,287
          Royalties Receivable (Note 2)               154,117     154,493
                                                   -----------   ---------
            Total Investments & Other Assets          178,906     157,780
                                                   -----------   ---------
        Total Assets                               $  769,552   $ 413,323
                                                   ===========   =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

        Current Liabilities:
          Notes Payable                             $   1,100   $      --
          Income Taxes Payable                        122,508          --
          Officer's Loan                                   --       5,000
          Payroll Taxes Payable                            --         188
                                                   -----------   ---------
            Total Current Liabilities                 123,608       5,188
                                                   -----------   ---------

        Long - Term Liabilities:
          Deferred Taxes (Note 7)                       2,233       2,233
                                                   -----------   ---------
            Total Long-Term Liabilities                 2,233       2,233
                                                   -----------   ---------

        Commitments and Contingent Liabilities (Note 6)

        Stockholders' Equity:
          Common Stock - $.01 par value
            Authorized 20,000,000 shares
            Issued 3,615,000 shares                    36,150      36,150
          Paid In Capital                             488,616     488,616
          Retained Earnings/(Deficit)                 118,945    (118,864)
                                                   -----------   ---------
            Total Stockholders' Equity                643,671     405,902
                                                   -----------   ---------

        Total Liabilities and
          Stockholders' Equity                     $  769,552   $ 413,323
                                                   ===========  ==========


               See accompanying notes to the financial statements.

                               MEGA HOLDING CORP.
                            STATEMENTS OF OPERATIONS





                                                      Three Months Ended
Nine Months Ended
                                                            May 31,
    May 31,
                                                       1998        1997
1998        1997
                                                    (Unaudited) (Unaudited)
(Unaudited) (Unaudited)
                                                    ----------- -----------
----------- -----------
    Net Sales                                       $ 272,562   $  43,000    $
395,184   $ 139,040

    Cost Of Sales                                      37,889      23,369
70,334      73,422
                                                    ---------   ---------
---------   ----------
      Gross Profit                                    234,673      19,631
324,850      65,618
                                                    ---------   ---------
---------   ----------
    General and Administrative Expenses:
      Advertising                                       1,169          --
 3,652          27
      Commissions                                       7,453      10,365
36,178      39,520
      Credit Reports                                       59          59
   506         504
      Dues                                                 25          --
 1,329          --
      Education/Seminars                                  300          --
 1,100          --
      Equipment Lease                                      --         256
    --         256
      Insurance                                           604         889
 1,351         889
      Miscellaneous                                        80          --
 1,298       2,971
      Office Expense                                    3,966       8,252
18,075      15,826
      Payroll and Associated Costs                      2,533       3,244
 5,414       4,660
      Postage                                             860         542
 1,971         542
      Printing                                            550          --
   550          --
      Professional                                         --          --
 1,000       6,000
      Rent                                              3,941       3,906
11,824      13,022
      Taxes                                                --          --
    --      11,223
      Telephone and Utilities                           1,603       2,136
 4,635       5,644
      Travel and Entertainment                          2,490       1,746
 9,419       9,373
      Depreciation                                      2,760          --
 8,181       1,196
                                                    ---------   ---------
---------   ----------
      Total Operating Expenses                         28,393      31,395
106,483     111,653
                                                    ---------   ---------
---------   ----------
    Earnings Before Unrealized
      Holding Loss on Marketable
      Securities, Other Income,
      and Income Taxes                                206,280     (11,764)
218,367     (46,035)

    Unrealized Holding Gain/(Loss)
      on Marketable Securities                        136,657      67,605
126,282     (24,205)
                                                    ---------   ---------
---------    ---------
    Other Income:
      Royalties Income                                     --          --
 3,275         343
      Interest Income - Royalties                          --          --
12,375      12,407
      Interest Income - Other                              18          --
    18          --
                                                    ---------   ---------
---------   ----------
      Total Other  Income                                  18          --
15,668      12,750
                                                    ---------   ---------
---------   ----------
    Income Before Income Taxes                        342,955      55,841
360,317     (57,490)
                                                    ---------   ---------
---------   ----------
    Provision For Income  Taxes                       116,605          --
122,508          --

    Net Income/(Loss)                               $ 226,350   $  55,841    $
237,809   $ (57,490)
                                                    =========   =========
=========   ==========

      Net Earnings/(Loss) Per Share:
      Net Earnings/(Loss)                           $   0.063   $   0.015    $
 0.066   $  (0.016)
      Weighted Average Number
        of Common Shares                            3,615,000   3,615,000
3,615,000   3,615,000



               See accompanying notes to the financial statements.

                               MEGA HOLDING CORP.
                            STATEMENT OF CASH FLOWS
                             FOR THE PERIODS ENDED



                                                     May  31,     August  31,
                                                      1998          1997
                                                   (Unaudited)    (Audited)
                                                   -----------   ------------
 Cash Flow from Operating Activities:
   Net Income/(Loss)                               $ 364,091    $(137,803)

  Adjustments To Reconcile Net Income/(Loss)
     To Net Cash (Used)/Provided in
     Operating Activities:
    Depreciation                                       8,181        7,832
    Unrealized Holding (Gain)/Loss on
     Marketable Securities                          (126,282)      41,127
   (Increase)/Decrease in Accounts Receivable         51,210       (8,171)
   (Increase)/Decrease in Royalties Receivable           375          343
   (Increase)/Decrease in Inventory                  (28,390)          --
    Increase/(Decrease) in Accounts Payable               --       (6,257)
    Increase/(Decrease) in Deferred Taxes                 --      (55,000)
    Increase/(Decrease) in Income Taxes              122,508           --
    Increase/(Decrease) in Payroll Taxes                (188)         188
                                                 ------------   ----------

    Total Adjustments                                 27,414      (19,938)
                                                 ------------   ----------

   Net Cash (Used)/Provided by
     Operating Activities                            391,505     (157,741)


 Cash Flow From Investing Activities:
   (Purchase)/Disposal of Property,
      Plant & Equipment                               (1,060)     (15,249)
   (Increase)/Decrease in Marketable Securities     (372,548)     145,855
   (Increase)/Decrease in  Restricted Securities     (21,502)      26,713
                                                 ------------   ----------

  Net Cash Provided by Investing Activities         (395,110)     157,319


 Cash Flow From Financing Activities:
   (Increase)/Decrease in  Notes Receivable            1,000        5,800
    Increase/(Decrease) in  Notes Payable              1,100           --
    Increase/(Decrease) in Officer's Loan
      Payable                                         (5,000)       5,000
                                                 ------------   ----------

  Net Cash Provided by Financing Activities           (2,900)      10,800
                                                 ------------   ----------

  Net Increase/Decrease in Cash                       (6,505)      10,378

  Cash at the Beginning of the Period                 15,060        4,682
                                                 ------------   ----------

  Cash at the End of the Period                    $   8,555    $  15,060
                                                 ============   ==========





               See accompanying notes to the financial statements.

                                MEGA HOLDING CORP.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                          Additional  Retained        Total
    September 1, 1996             Common   Paid In    Earnings/    Stockholders'
    To May 31, 1998               Stock    Capital    (Deficit)      Equity
    -----------------             ------ -----------  ---------    -------------

    September 1, 1998           $ 36,150  $ 488,616  $   18,939    $ 543,705

    Net Loss - 1997                                    (137,803)    (137,803)
                                --------  ---------  -----------   ----------

    Total Stockholders' Equity
    As of August 31, 1997         36,150    488,616    (118,864)     405,902

    Net Income - May 31, 1998                           237,809      237,809
                                --------  ---------  -----------   ----------


    Total Stockholders' Equity
    As of May 31, 1998          $ 36,150  $ 488,616  $  118,945   $  643,711
                                ========  =========  ===========  ===========











              See accompanying notes to the financial statements.

                               MEGA HOLDING CORP.
                       NOTES TO THE FINANCIAL STATEMENTS
                                  MAY 31, 1998

Note 1 - Basis of Presentation and Significant Accounting Policies:

     The accompanying unaudited financial statements have been prepared by Mega Holding Corp. (the "Company") in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Results of operations for the nine month period ended May 31, 1998 are not necessarily indicative of future financial results. For further information, refer to the financial statements and footnotes thereto for the fiscal year ended August 31, 1997, included with the Company's Form 10-KSB, as filed with the Securities and Exchange Commission.

Item 2. Management's Discussion and Analysis or Plan of Operation

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations
               for the nine months ended May 31, 1998 and 1997
              -----------------------------------------------------

     The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that except for the description of historical facts contained herein, this Form 10-QSB contains certain forward looking statements that involve risks and uncertainties as detailed herein and from time to time in the Company's filings with the Securities and Exchange Commission and elsewhere. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements.

Nine Months Ended May 31, 1998 Compared to Nine Months Ended May 31, 1997
-------------------------------------------------------------------------

     Revenues for the nine months ended May 31, 1998 increased $259,062 or 170.7% when compared to the nine months ended May 31, 1997. During the nine months ended May 31, 1998, the Company generated $364,682 (88.8%) of its revenues from business and financial consulting services, $15,650 (3.8%) of its revenues from its mining royalty interest, and $30,520 (7.4%) of its revenues from mortgage brokering activities. During the nine months ended May 31, 1997, the Company generated $139,040 (91.6%) of its revenues from business and consulting services, $12,750 (8.4%) of its revenues from its mining royalty interest, and $ -0- (0.0%) of its revenues from mortgage brokering activities.

     Business and financial consulting services revenues increased by $225,642 (162.3%) due to the successful completion of several transactions in the period. Revenues from the Company's mining royalty interest increased by $2,900 (22.8%) due to the extraction of coal in excess of the agreed upon 300,000 tons. The Company, therefore, received an additional royalty of $.0425 per ton in excess of the 300,000 tons during the interim period. Additionally, mortgage brokering activity revenues increased $30,520 due to the success of the Company's marketing of such services.

     Cost of sales for the nine months ended May 31, 1998 decreased by $3,088 (4.2%) when compared to the nine months ended May 31, 1997. General and administrative expenses however, decreased by $5,170 (4.6%) for the nine months ended May 31, 1998 when compared to the nine months ended May 31, 1997 due to normal operating activities. Additionally, taxes decreased $11,223 (100.0%) due to the full payment being remitted for prior period penalty and interest.

     As a percentage of sales, cost of sales decreased from 52.8% for the nine months ended May 31, 1997 to 17.8% for the nine months ended May 31, 1998 and general and administrative expenses decreased from 80.3% for the nine months ended May 31, 1997 to 26.95% for the nine months ended May 31, 1998. These percentage decreases are attributable to the Company showing higher revenues for the nine months ended May 31, 1998 as compared to the nine months ended May 31, 1997.

     Marketable securities and restricted securities both increased at May 31, 1998 when compared to May 31, 1997 due to the acquisition and appreciation of various securities during the interim period. Accordingly, an unrealized holding gain has been shown for the nine month period ended May 31, 1998 whereas an unrealized holding loss was shown for the nine months ended May 31, 1997. This occurrence was due to the securities acquired prior to May 31, 1997 depreciating in value by August 31, 1997 whereas those acquired subsequent to August 31, 1997 appreciated in value for the nine months ended May 31, 1998. Additionally, a number of securities had been acquired and disposed of during the interim period.

     The Company gains interests in other companies by acquiring shares of such companies' stocks. The Company acquires these securities with the intent to resell them within the next twelve months. The Company's marketable securities for the nine months ended May 31, 1998 increased $372,548 from the same period in the prior fiscal year. This increase is attributable to the fact that the Company acquired additional securities as well as previously held securities appreciating in value. Management classifies these marketable securities as trading securities because the Company purchases these securities principally for the purpose of reselling them in the near term. The securities are, therefore, reported on the balance sheet at fair market value with any unrealized holding gains and losses included in current earnings. As a result, for the nine months ended May 31, 1998, the Company's net unrealized gain increased $150,487 (621.7%) when compared to the nine months ended May 31, 1997.

Liquidity and Capital Resources
----------------------------------

     As of May 31, 1998, the Company's current assets exceeded its current liabilities by $446,687; however, only $8,555 of current assets was composed of cash with the remainder being comprised of various receivables, inventory, and marketable securities.

     Historically, the Company has financed its operations through cash flow from operations. Due to the current operating cash flow, the Company has no need to maintain any external funding sources.

     As of May 31, 1998, the Company had no material commitments for capital expenditures.

     During the nine months ended May 31, 1998, the Company earned approximately $267,629 in the form of stock. Although the Company is receiving a greater percent of its revenues in stock, there is no material effect on the Company's liquidity and overall financial position. Although the Company anticipates to continue to distribute to its shareholders a portion of the stock that it receives in other entities, it is retaining a greater percentage of these stocks to be used as working capital. If the fees received are more so in the form of stock than cash, and the majority are distributed to the Company's shareholders, the Company's liquidity may be adversely affected. However, management anticipates, but cannot assure, that the cash portion of fees received and the proceeds from the sale of stock not distributed to the Company's shareholders will be sufficient to meet the Company's anticipated cash flow needs. Where the Company receives shares with restrictions on transfer, the Company will be required to hold such shares indefinitely and will only be able to sell such shares if and when the shares are registered on an exemption from registration is available, and if and when a market for such securities develops. Accordingly, such shares will not be able to be used to meet cash flow needs.

     At May 31, 1998, royalties due from Powderhorn International ("Powderhorn") represented 20.1% of the Company's total assets. Based upon Powderhorn's prior history in payment of like kind transaction, management believes that all royalties will be collected on a timely basis.

                                     PART II

                                OTHER INFORMATION

     Item 1. Legal Proceedings.

     The Company won a judgment against M. Fishkin in the amount of $6,100 relating to services rendered in February, 1996. There are no material legal proceedings. The Company is not aware of any threatened legal proceedings to which it may be a party or to which its property may be subject.

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



                                           MEGA HOLDING CORP.
                                                (Registrant)

                                            s/Thomas M. Abate
                                            ------------------------
                                             Thomas M. Abate,
                                             President and Principal
                                             Executive Officer


                                            s/John M. Seroor
                                            ------------------------
                                             Treasurer and Principal
                                             Financial Officer



     Dated: July 31, 1998