Form 10KSB
period 1998-08-31
MEGA HOLDING CORP
filed 1998-12-04
CIK 1027642

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 2054
--------------------------------------------------------------------------------


                                   FORM 10KSB

     [/] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended August 31, 1998

                        Commission File Number: 001-12509

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

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

     State issuer's revenues for its most recent fiscal year $1,530,610.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     As of August 31, 1998, there were approximately 1,123,681 shares of common stock held by non-affiliates ("Shares") outstanding having an aggregate market value of $-0-.

     Documents incorporated by reference:
     None

                                     PART I

Item 1. Description of Business

     General
     -------
     Mega Holding Corp. (the "Company") has been a mortgage broker since 1987, has provided business and financial consulting services since 1970 and retains a royalty interest in a coal mine that it acquired in 1973 and sold in 1980.

     Mortgage Brokerage
     ------------------
     Since 1987, the Company has been licensed by the New York State Banking Department as a mortgage broker. The Company deals in both residential and commercial mortgages. The Company also conducts commercial mortgage brokerage activities throughout the United States on a co-brokerage basis with brokers who are licensed to do business in states other than New York. The Company's fees for its service as a mortgage broker vary with each transaction. These fees are computed as a percentage (each percentage point referred to as a "point") of the amount of the mortgage. The number of points charged varies with each transaction depending on a variety of factors, including, but not limited to, the applicant's credit, value of property and term and type of mortgage loan. Points range from 1% to 3% of the principal amount of the mortgage.

     The Company places its mortgages with a number of banks and other lending institutions, including Greenpoint Bank, Ford Consumer Finance and Republic National Bank. Mortgages placed by the Company generally carry a fixed rate of interest and are self-amortizing.

     The Company does not advertise its mortgage brokering services, but rather receives most of its business through referrals from professionals such as attorneys and accountants.

     Business and Financial Consulting Services
     ------------------------------------------
     The Company provides business and consulting services, including advice on the structure and conduct of private offerings of securities, mergers and acquisitions and other strategic business areas. Most of the Company's clients use a combination of these services and pay fees to the Company for rendering such services. From time to time, the Company's fees are taken in the capital stock of the client company or a combination of cash and stock. In addition, the Company may begin a relationship with a client on an business advisory basis and subsequently proceed to provide acquisition or financing services to the client.

     In the process of providing financial consulting activities, the Company performs due diligence and assists the client in preparing a business plan, which typically includes an analysis of the client's business, its history, the market for its products, the competitive environment in which the client operates and a breakdown of how funds from a potential placement of its securities will be used. The Company does not raise funds for clients; however, the Company may refer clients to financial institutions such as banks and other lenders and/or investment banks.

     Rule 504 Offerings
     ------------------
     One method of financing recommended by the Company to clients which are seeking to raise up to $1,000,000 is an offering of stock pursuant to the exemption from registration provided by Rule 504 ("Rule 504") of Regulation D under the Securities Act of 1933 (the "Securities Act"). The Securities and Exchange Commission (the "Commission") is considering proposals to modify Rule 504 so that the securities issued pursuant to an offering under Rule 504 would not be freely tradable.

     Under Rule 504, as presently constituted, a company that is not an investment company, a blank check company (i.e., a company that has no specific business) or a company subject to the reporting requirements of the Securities Exchange Act of 1934 (the "Exchange Act"), can raise up to $1,000,000 through the sales of its securities in any twelve month period. Rule 504 does not require investors to purchase the stock with investment intent. Accordingly, provided that a company sells its stock in one or more jurisdictions that permit the sale without requiring investment intent on the part of the investor, the shares can be sold to investors without resale restrictions.

     Consulting services provided by the Company relating to Rule 504 offerings include educating the client on its availability, benefits and restrictions and introducing the client to attorneys, accountants and selling agents. The Company also may assist its clients in finding registered broker dealers to make a market in the clients' stock. The Company generally plans to spin-off some or all of the shares transferred from such clients to its shareholders. Securities spun-off to the Company's shareholders require registration under the Securities Act (see "Spin-offs") below).

     During the fiscal year ended August 31, 1998, the Company has provided consulting services to four companies relating to Rule 504 offerings: Advanced Lubrication Technologies, Inc., ("Advanced"), Ifield Technologies Ltd. ("Ifield"), Quantum Aviation International Ltd. ("Quantum") and Parkway Technology Corporation ("Parkway"). Advanced owns a license to manufacture and distribute synthetic automotive lubrication and engine additives. An offering memorandum for Advanced has been finalized and is being distributed. Ifield designs and manufactures high performance variable speed hydrostatic pump/transmissions, using patented and proprietary technology. Quantum intends to service a special niche within the airline industry, namely the acquisition and refurbishment of pre-owned aircraft and the resale of aircraft to qualified end users. Quantum is preparing an offering memorandum. Parkway is a subsidiary of Mega Holding Corp. and is in a very preliminary stage of acquiring a European
- based Company.

     On August 28, 1998 Fleetclean Systems, Inc. was approved by the National Association of Securities Dealers, Inc. ("NASD") to commence trading on the NASD electronic bulletin board (the "Bulletin Board") under the trading symbol "FLSY." Fleetclean is a manufacturer and distributor of truck washing equipment and chemicals. The Company gave assistance to Fleetclean in its attempt to gain approval from the NASD to trade on the Bulletin Board

     On April 30, 1998, Southeast Tire Recycling, Inc. ("Southeast") (which traded on the Bulletin Board under the symbol "STHT") completed its merger with Millennium Integration Technologies, Inc. On May 18, 1998, Southeast Tire changed its name to Clearworks Technologies, Inc.("Clearworks") and changed its trading symbol to "CLWK." Clearworks is a provider of information technology, offering state of the art solutions for voice, data and video communications. The Company gave assistance to Southeast on becoming a trading company, introduced its management to Millennium and helped structure the merger.

     Reverse Acquisitions
     --------------------
     The Company has also been involved in purchasing, selling and brokering "shell" companies for reverse acquisitions. A shell company is a corporation that, for one reason or another, no longer has substantive business operations, but has many shareholders and issued and outstanding shares, many of which shares are free trading or eligible to be free trading under Rule 144 of the Securities Act. In a reverse acquisition, the shareholders of a private corporation with an existing or proposed business, exchange all of the shares of the private company or its business for a significant number (generally between 85% and 95%) of the shell company's stock. In form, the shell company acquires 100% of the stock or the business of the private company but, in substance, the shareholders of the private company have acquired control of the shell company. Reverse acquisitions are attractive to a private company that is seeking a trading market for its securities without having to undergo the time-consuming and costly process of filing a registration statement with the Securities and Exchange Commission (the "Commission") and without having to find an underwriter willing and capable of selling its shares to the public. The trading market enhances the ability of the private company (now a subsidiary of the shell company) to raise funds. Such funds are often raised through Rule 504 offerings.

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

     The Company finds shell companies and private companies seeking to effect reverse acquisitions through the business contacts of its executive officers and from other professionals, primarily accountants.

     Spin-Off Transactions
     ---------------------
     One of the potential problems dealing with shell companies is the inability to be completely certain that there are no undisclosed problems or liabilities that may be inherited by the new shareholders of a private company that acquires control of a shell company in a reverse acquisition. To alleviate this potential problem and still provide a trading market for corporate clients, the Company does spin-off transactions. In a spin-off transaction, one company ("Company A") acquires stock of another company ("Company B"). Company A then distributes shares of Company B to Company A's shareholders. Assuming Company A has a significant number of shareholders, Company B will have a significant number of shareholders following the spin-off transaction,.

     The Company's spin-off transactions have generally been and are intended to be structured in a standard pattern. For each transaction. the Company creates a new wholly-owned subsidiary (the "Subsidiary"). Pursuant to a reverse acquisition, the private company either becomes a wholly-owned subsidiary of the Subsidiary or is merged into the Subsidiary. As a result of this "reverse acquisition," the former shareholders of the private company would own between 91% and 95% of the Subsidiary's issued and outstanding shares of common stock and the Company would own between 5% and 9% of the Subsidiary's issued and outstanding common stock. Thereafter, the Company would spin-off to its shareholders approximately 25-50% of its holdings of the Subsidiary's common stock. In essence, the Company anticipates retaining between approximately 4% and 7% of the common stock of the Subsidiary after the Company makes its distribution to its shareholders.

     Spin-off transactions require registration under the Securities Act. Accordingly, before the shares of the Subsidiary distributed to the Company's shareholders may trade, the Company must file a registration statement with the Commission; and the registration statement must be declared effective by the Commission.

     Before agreeing to conduct a spin-off transaction, the Company will conduct standard due diligence on the private corporation, including the review of the private company's corporate and tax records, material agreements, audited financial statements and background of the private company's executive management. The Company anticipates that it will not conduct spin-off transactions with start-up companies unless they have substantial gross assets, experienced management and a well-developed business plan.

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

     On November 11, 1997, a merger agreement was entered into between Southern Security Financial Corp. a Mega Subsidiary, and Southern Security Bank Corp.
(SSBC) a Florida bank holding company. SSBC is in the process of completing a private placement to expand its branch operations in Florida.

     The Company has two spin-off candidates at present. The Company has formed two Delaware corporations: Phoenix Energy Corp. and Western American Resources, Inc. The Company has not spun-off any shares nor have either subsidiary combined with a target company.

     Korean Project
     --------------
     The Company, in conjunction with certain others entered into an agreement with a Korean corporation pursuant to which it would provide management services related to a proposed construction project in Korea. Due to adverse business conditions in South Korea, the Company's activity in the Korean Project has been terminated.

     Government Program Consulting
     -----------------------------
     The Company also assists clients in obtaining funding and other benefits from federal and state programs. In this regard, the Company was retained by a power boat company to assist it in obtaining a credit line from the Rhode Island Economic Development Corporation. The credit line has not been obtained and this area of business has not developed.

     Financial Consulting/Advisory Services
     --------------------------------------
     The  Company  entered  into a  consulting  agreement  with  Eagle  Wireless
International,   Inc.  wherein  the  company  is  providing  certain  consulting activities which include financing, mergers and acquisitions.

     The Company has entered into an agreement with South Beach Concepts, Inc., in which the Company is providing consulting services relating to the offering of its securities and trading on the Bulletin Board.

     The Company arranged for a $2.1 million dollar loan for a State Island - based supper club for which the Company received a fee of $15,000.

     A $661,000 loan was arranged by the Company for Brooklyn based physician for which the Company received a fee of $13,220.

     The Company is in early stage negotiations for the possible acquisition of the business of a company involved in the manufacture and distribution of security systems.

     On September 30 1998 the Company formed Environmental Power Group, Inc., a Delaware corporation, which is, at present, inactive.

     Colorado Coal Mine Royalties
     ----------------------------
     In 1973, the Company purchased a coal mine located in Palisade, Colorado. In 1980, the Company disposed of its interest in the mine to Powderhorn International, Inc. ("Powderhorn"), a professional mine operator, but retained a royalty interest. Pursuant to the settlement of a dispute relating to the royalties, Powderhorn is required to pay the Company additional royalties totaling $624,044 at the rate of $12,750 per annum, payable on January 1st of each year as a non-production royalty through the year 2043. As of August 31, 1998, the unpaid balance of the additional royalties totaled $570,144. In addition, the Company is to receive a royalty ("Production Royalties") of four and one-quarter cents ($.0425) per ton of coal for each ton over 300,000 tons produced per year, which royalty is due and payable in January of each year. During the fiscal year ended August 31, 1998, the Company received Production Royalties of $2,900. In January, 1998, Powderhorn was acquired by Quaker Holding Company, Inc. Coal production for 1998 has increased approximately 61% over the 1997 level.

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

     Marketing
     ---------
     The Company conducts no advertising. Business consulting and mortgage banking revenues and sales activities are generated by the Company's executive officers through personal contacts and from referrals from former clients, and from attorneys and accountants who have been involved in transactions with the Company, and, from time to time, from various banks with which the Company does business.

     Government Regulation
     ---------------------
     Mortgage brokers are regulated by the state in which they do business. As a mortgage broker in the State of New York, the Company is licensed by the New York State Banking Department. The Company is required to provide specific disclosure and follow specified procedures with regard to all residential mortgage applicants. The Company is also required to keep and maintain records of all mortgage transactions. The Company is subject to periodic examination by the New York State Banking Department to assure compliance with its requirements.

     On residential loans in states where the Company is not licensed and the loan is effected through a third party lender, the Company signs a referral co-broker agreement with the borrower. This agreement must be fully disclosed to all parties. Commercial loans do not require licensing.

     The Company has not registered as a broker-dealer under either federal or state securities laws with respect to its business and financial consulting activities because its management does not believe that the Company comes within the definition of either a "broker" or a "dealer" as those terms are defined in the rules and regulations under the Exchange Act. The Company's most significant activities are acting as advisor for acquisitions, particularly reverse acquisitions, and arranging for clients' financing, as opposed to actually raising money for its clients. The Company does not have a client base of investors to whom it presents a customer as a possible investment vehicle; rather, the Company may refer the client to a broker-dealer or other entity which may decide to raise the money for that customer. For both services, advising on reverse acquisitions and referring customers to capital-raising entities, the Company may receive fees consisting of cash and/or stock. The Company is not a "broker" because it does not effect securities transactions for the account of others in any fashion. The Company is not a "dealer" because the Company's activities consist of acting only as an advisor, and do not consist of buying and selling securities in the traditional sense as any securities received by the Company are received as a fee for services rendered as opposed to being acquired from the issuer.

     If the Company were deemed to be a broker or a dealer it would be subject to extensive regulation under federal and state laws. The principal purpose of regulation and discipline of broker-dealers is the protection of customers and the securities markets rather than protection of creditors and stockholders of broker-dealers. The Securities and Exchange Commission (the "Commission") is the federal agency charged with administration of the federal securities laws. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations, such as the National Association of Securities Dealers, Inc. (the "NASD") and national securities exchanges.

     The NASD most likely would be the Company's primary self-regulatory organization if the Company were deemed to be a broker or a dealer. These self-regulatory organizations adopt rules (which are subject to approval by the Commission) which govern the industry and conduct periodic examinations of member broker-dealers. Broker-dealers are also subject to regulation by state securities commissions in the states in which they are registered. The regulations to which broker-dealers are subject cover all aspects of the securities business, including net capital requirements, sales methods, trading practices among broker-dealers, capital structure of securities firms, record keeping and the conduct of directors, officers and employees. The Commission and the self-regulatory bodies may conduct administrative proceedings which can result in censure, fine, suspension or expulsion of a broker-dealer and its officers or employees. If the Company were deemed to be a broker or dealer by the Commission or any state securities commission, the Company would not be in compliance with requisite federal or state laws and regulations or the regulations of self-regulatory bodies and the Company's business would be materially and adversely affected.

     Employees
     ---------
     As of August 31, 1998, the Company had seven full-time employees consisting of five executives and two staff members at its office located in Staten Island, New York.

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

     Item 4. Submission of Matters to a Vote of Security Holders

     None.

                                    PART II

     Item 5. Market For Common Equity and Related Stockholder Matters

     As of August 31, 1998, there were approximately 279 holders of Common Shares. The Common Shares have not and do not trade. On that date, there were outstanding approximately 3,615,000 Shares of Common and -0- Preferred Shares.

     The Company has not declared any cash dividends and does not expect to do so in the foreseeable future. The Company has distributed stock dividends of the stock of certain corporations of which it is a shareholder as follows:

Southeast Tire Recycling, Inc.          178,960 shares of common stock
Southern Security Financial Corp.       256,088 shares of common stock
Fleetclean Systems, Inc.                300,000 shares of common stock

     Item 6. Management's Discussion and Analysis or Plan of Operation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                  for the years ended August 31, 1998 and 1997

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

Fiscal Year Ended August 31, 1998 Compared to the Fiscal Year Ended August 31, 1997
--------------------------------------------------------------------------------

     Revenues for the fiscal year ended August 31, 1998 increased $1,339,112 or 628.2% when compared to the fiscal year ended August 31, 1997. During the fiscal year ended August 31, 1998, the Company generated $1,505,950 (97.0%) from business and financial consulting services, $15,650 (1.0%) from its mining royalty interest, and $30,520 (2.0%) from its mortgage brokering activities. During the fiscal year ended August 31, 1997, the Company generated $200,258 (94.0%) from business consulting services, $12,750 (6.0%) from its mining royalty interest, and $ - 0 - (- 0 -%) from its mortgage brokering activities.

     Revenues from business and financial consulting services, mining royalties, and mortgage services increased $1,305,692 (664.5%), $2,900 (22.7%), and $30,520
(100.0%), respectively. Business and financial consulting service revenues and mortgage revenues increased due to increased activities in their respective areas whereas mining royalties increased between these periods due to the extraction of coal in excess of the base level of 300,000 tons.

     Cost of sales and general and administrative expenses have both increased for the year ended August 31, 1998 when compared to the fiscal year ended August 31, 1997 by $149,575 (154.5%) and $22,064 (7.8%), respectively. The increase in cost of sales is directly attributable to an increase in revenues. Additionally, commissions, office expense, payroll and related costs, and depreciation increased whereas executive compensation, taxes, and travel and entertainment decreased by $39,295 (56.9%); $4,951 (28.2%); $2,470 (37.1%); $4,668 (59.6%);
$24,600 (21.7%);  $10,556 (89.2%); and $9,324 (42.6%),  respectively.  While the changes in office expenses, payroll and related costs, travel and entertainment, and depreciation are a result of continuing operations, the change in commissions is attributable to an increase in revenues. Executive compensation, however, decreased as a result of the Company issuing property dividends in the form of investment stocks to its shareholders compared to its officers and directors whereas the decrease in taxes is attributable to penalties paid during fiscal 1997 incurred in prior periods.

     As a percentage of sales, cost of sales decreased from 48.37% in fiscal 1997 to 16.1% in fiscal 1998, general and administrative expenses decreased from 141.8% in fiscal 1997 to 20.0% in fiscal 1998, and commissions decreased from 34.5% in fiscal 1997 to 7.1%. These percentage decreases are attributable to the Company showing higher revenues for the year ended August 31, 1998 as compared to the year ended August 31, 1997 from the business strategy of concentrating its efforts on spin-off companies rather than acquiring and re-selling shell companies.

     Marketable securities and restricted securities at August 31, 1998 both increased when compared to August 31, 1997 due to the acquisition of various securities during the fiscal year and due to the conversion of a note receivable into common stock (currently restricted), respectively, during the fiscal year. Accordingly, the fiscal years ended August 31, 1998 and August 31, 1997 show unrealized holding losses (below earnings and included in earnings), respectively.

     The Company has gained interest in other companies by acquiring shares of such companies' stocks. The Company acquires these securities as compensation for its business and consulting services. The Company's marketable securities for the year ended August 31, 1998 increased $722,670 from the prior year. This increase is primarily attributable to the Company having a profitable year. Prior to September 1, 1997, management had classified these marketable securities as trading securities because the Company had acquired them with the intent of reselling them in the near future. The securities were therefore reported on the balance sheet at fair market value with any unrealized holding gains and losses included in current earnings. For the fiscal year ended August 31, 1997, this resulted in a $41,127 unrealized holding loss. During the fiscal year ended August 31, 1998, management has changed its position on how to carry these marketable securities; rather than classifying them as trading securities, management has elected to treat these securities as available-for-sale which requires a separate valuation account on the balance sheet to bring these securities to their fair market value with the offset being shown as an unrealized holding gain or loss below net earnings of the statement of operations. For the year ended August 31, 1998, the Company showed an unrealized holding loss of $97,661 (net of tax).

     As a result of the foregoing, the Company realized net income of $448,735 and a net comprehensive income of $351,074 for the fiscal year ended August 31, 1998 compared to a net loss of $243,874 for the fiscal year ended August 31, 1997. There was, however, no comprehensive income or loss for the fiscal year ended August 31, 1997.

Liquidity and Capital Resources
-------------------------------
     As of August 31, 1998, the Company's current assets exceeded its current liabilities by $22,690; however, only $19,612 was cash with the remainder being comprised of various receivables.

     Historically, the Company has financed its operations through cash flow from operations. Due to the current operating cash flow, the Company has no need to maintain any external funding sources.

     At August 31, 1998, the Company had no material commitments for capital expenditures.

     For the fiscal years ended August 31, 1998, 1997, and 1996, the value of fees received by the Company in the form of securities was $1,416,090, $113,216, and $60,500, respectively, of which $- 0 -, $- 0 -, and $10,000, respectively were in stock which contain restrictive legends with regard to transfer. During the fiscal year ended August 31, 1998, the amounts received in stock are increasing. However, due to the unrestricted nature of these securities, this method of compensation has no material effect on the Company's liquidity and overall financial position. In the future, the Company plans to continue distributing to its shareholders the majority of the securities that it receives in other entities. If the fees received are more in the form of securities than cash, and continue to be distributed to the Company's shareholders, the Company's liquidity may be adversely affected. However, management anticipates, but cannot assure, that the cash portion of fees received and the proceeds from the sale of securities not distributed to the Company's shareholders will be sufficient to meet the Company's anticipated cash flow needs. Where the Company receives shares with restrictions on transfer, the Company will be required to hold such shares indefinitely and will only be able to sell such shares if and when the shares are registered on an exemption from registration becomes available, and if and when a market for such securities develops. Accordingly, such shares will not be able to be used to meet current cash flow needs.

     At August 31, 1998 and August 31, 1997, royalties due from Quaker Holding Company, Inc., formerly from Powderhorn International, Inc., represented 6.5% and 37.5% of the Company's total assets, respectively. Based upon Quaker's prior history in payment pursuant to the royalty agreement, management believes that all royalties will be collected on a timely basis for the foreseeable future.

     Item 7. Financial Statements

     a.   Balance Sheets at August 31, 1998 and 1997

     b. Statements of Operations for the three years ended August 31, 1998, 1997 and 1996

     c. Statements of Cash Flows for the three years ended August 31, 1998, 1997 and 1996

     d. Statement of Stockholders' Equity for the three years ended August 31, 1998, 1997 and 1996

     e.   Notes to Financial Statements

                         Independent Accountant's Report


To the Board of Directors and Stockholders of Mega Holding Corp.:

     We have audited the accompanying balance sheets of Mega Holding Corp. as of August 31, 1998 and 1997, and the related statements of operations, stockholders' equity, and cash flows for the years ended August 31, 1998, 1997 and 1996. These financial statements are the responsibility of Mega Holding Corp.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of Mega Holding Corp. as of August 31, 1998 and 1997, and the results of their operations, stockholders' equity, and their cash flows for the years ended August 31, 1998, 1997 and 1996 in conformity with generally accepted accounting principles.




McManus & Co., P.C.
Certified Public Accountants
Morris Plains, New Jersey


November 17, 1998

                               MEGA HOLDING CORP.
                                 BALANCE SHEET
                            AUGUST 31, 1998 AND 1997

 ASSETS
                                                     1998       1997
                                                     ----       ----
   Current  Assets:
      Cash                                       $  19,612  $  15,060
      Accounts Receivable                           12,810     51,671
      Royalties Receivable (Note 2)                    376        375
      Notes Receivable (Note 3)                     28,200    129,200
                                                 ---------- ----------
         Total Current Assets                       60,998    196,306

   Property and  Equipment:
      Office Equipment at Cost (Note 1)             69,793     66,664
      Less: Accumulated Depreciation               (51,692)   (39,192)
                                                 ---------- ----------
         Net Property and Equipment                 18,101     27,472

   Investments and Other Assets:
      Deferred Tax Asset (Note 9)                   96,740         --
      Marketable Securities (Notes 1 & 4)          754,435     31,765
      Marketable Securities -
         Valuation Allowance to FMV               (194,401)        --
      Restricted Marketable  Securities (Note 5)   109,124      3,287
      Royalties Receivable (Note 2)                154,116    154,493
                                                 ---------- ----------
         Total Investments & Other Assets          920,014    189,545
                                                 ---------- ----------
   Total Assets                                  $ 999,113  $ 413,323
                                                 ========== ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

   Current Liabilities:
      Accrued Expenses                           $  11,432  $      --
      Officer's Loan                                26,500      5,000
      Payroll Taxes Payable                            376        188
                                                 ---------- ----------
         Total Current Liabilities                  38,308      5,188

   Long - Term Liabilities:
      Deferred Taxes (Note 9)                      515,345      2,233
                                                 ---------- ----------
         Total Long - Term Liabilities             515,345      2,233

   Commitments and Contingent Liabilities (Note 8)

   Stockholders' Equity:
      Common Stock - $.01 par value
         Authorized 20,000,000 shares
         Issued 3,630,250 shares                    36,303     36,303
      Paid In Capital                              488,463    488,463
      Retained Earnings                            (79,306)  (118,864)
                                                 ---------- ----------
         Total Stockholders' Equity                445,460    405,902
                                                 ---------- ----------
   Total Liabilities and Stockholders' Equity    $ 999,113  $ 413,323
                                                 ========== ==========

  See accompanying accountant's report and notes to the financial statements.

                               MEGA HOLDING CORP.
                            STATEMENT OF OPERATIONS
                FOR THE YEARS ENDED AUGUST 31, 1998, 1997 & 1996


                                              1998       1997       1996
                                              ----       ----       ----
    Net Sales                             $1,530,610  $ 200,203  $ 659,767

    Cost Of Sales                            246,369     96,794     90,419

      Gross Profit                         1,284,241    103,409    569,348

    General and Administrative  Expenses:
      Advertising                              1,982         27        500
      Commissions                            108,373     69,078    228,094
      Dues and Subscriptions                   2,463        275        275
      Education/Seminars                       1,100         --         --
      Executive Compensation                  88,616    113,216     60,500
      Insurance                                2,667        889      --
      Licenses and Application Fees              579        671      1,153
      Miscellaneous                            2,914      3,860      7,611
      Office Expense                          22,531     17,580      6,722
      Payroll and Related Costs                9,128      6,658      --
      Postage                                  4,092      --         --
      Professional Fees                       10,000      6,000      3,784
      Rent                                    15,765     14,348     15,765
      Taxes                                    1,279     11,835      1,746
      Telephone and Utilities                  9,396      9,728      7,910
      Travel and Entertainment                12,559     21,883     26,483
      Depreciation                            12,500      7,832      7,847

      Total Operating Expenses               305,944    283,880    368,390

    Earnings/(Loss) Before Gains/(Loss)
      on Marketable Securities, Other
      Income, Income Taxes, and
      Comprehensive Income (net of taxes)    978,297   (180,471)   200,958

      Loss on Sale of Marketable
        Securities                           (37,960)        --         --
      Unrealized Holding Gain/(Loss)
        on Marketable Securities (Note 4)         --    (41,127)   102,334

    Other Income:
      Royalties Income                         3,275        375        343
      Interest Income - Royalties             12,375     12,375     12,407
      Interest Income - Other                  5,860         55         --
        Total Other Income                    21,510     12,805     12,750

    Earnings/(Loss) Before Income Taxes      961,847   (208,793)   316,042
      Provision For Income Taxes             513,112    (70,990)    72,168
    Net Earnings/(Loss)                      448,735   (137,803)   243,874

    Comprehensive Income,  net of taxes:
      Unrealized Holding Loss (Note 4)       (97,661)        --         --
    Comprehensive Income                   $ 351,074  $(137,803) $ 243,874


      Net Earnings/(Loss) Per Share:
        Net Earnings/(Loss) - net income $ 0.12 $ (0.04) $ 0.07 Net Earnings/(Loss) -
           comprehensive income            $    0.10  $   (0.04) $    0.07
        Weighted Average Number of
           Common Shares Outstanding       3,630,250  3,630,250  3,630,250


  See accompanying accountant's report and notes to the financial statements.

                               MEGA HOLDING CORP.
                            STATEMENT OF CASH FLOWS
                FOR THE YEARS ENDED AUGUST 31, 1998, 1997 & 1996

                                                    1998       1997       1996
                                                    ----       ----       ----

Cash Flow from Operating Activities:
  Net Income/(Loss)                             $ 448,735  $(137,803) $ 243,874
  Adjustments To Reconcile Net Income/
   (Loss) To Net Cash Provided/(Used)
   In Operating Activities:
   Depreciation                                    12,500      7,832      7,847
   Unrealized Holding (Gain)/Loss on
     Marketable Securities Trading                     --     41,127   (102,334)
   Unrealized Holding Gain/(Loss) on
     Marketable Securities-AFS                    (97,661)        --         --
   (Increase)/Decrease in Marketable Securities  (722,670)   145,855   (116,413)
   (Increase)/Decrease in Marketable Securities
     - Valuation Allowance                        194,401         --         --
   (Increase)/Decrease in Notes Receivable        100,000         --         --
   (Increase)/Decrease in Restricted Securities  (100,000)        --         --
   Property Dividends                            (311,516)        --         --
   (Increase)/Decrease in Accounts Receivable      38,861     (8,171)   (43,500)
   (Increase)/Decrease in Royalties Receivable
    (Current)                                          (1)       (32)       (26)
   (Increase)/Decrease in Royalties Receivable
    (Long-term)                                       377        375        343
   (Increase)/Decrease in Deferred Tax Asset      (96,740)        --         --
   Increase/(Decrease)in Accounts Payable          11,432     (6,257)    (2,743)
   Increase/(Decrease)in Payroll Taxes Payable        188        188         --
   Increase/(Decrease)in Deferred Tax Liability   513,112    (55,000)    57,233
   Total Adjustments                             (457,717)   125,917   (199,593)

  Net Cash Provided/(Used) by
   Operating Activities                            (8,982)   (11,886)    44,281

Cash Flow from Investing Activities:
    (Purchase)/Disposal of Property, Plant
     & Equipment                                   (3,129)   (15,249)      (367)
    (Increase)/Decrease in Notes Receivable         1,000      5,800    (35,000)
    (Increase)/Decrease in Restricted Securities   (5,837)    26,713    (30,000)

  Net Cash Provided/(Used) by Investing Activities (7,966)    17,264    (65,367)

Cash Flow from Financing Activities:
    Increase/(Decrease) in Officer's Loan Payable  21,500      5,000         --

  Net Cash Provided/(Used)by Financing Activities  21,500      5,000         --

Net Increase/(Decrease)in Cash                      4,552     10,378    (21,086)

Cash at the Beginning of the Year                  15,060      4,682     25,768

Cash at the End of the Year                     $  19,612  $  15,060  $   4,682


                  Additional Disclosure of Operating Cash Flow
                 Cash paid during the year ended August 31, 1998

                        Tax Expense  . . . . . . . .  $   1,279

  See accompanying accountant's report and notes to the financial statements.

                               MEGA HOLDING CORP.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED AUGUST 31, 1998, 1997 & 1996

                                          Additional                 Total
September 1, 1996                 Common    Paid In     Retained   Stockholders'
To August 31, 1998                Stock     Capital     Earnings      Equity
------------------                ------   ----------   --------   -------------

August 31, 1995                $  36,303  $ 488,463   $(224,935)    $ 299,831

Net Earnings 1996                                       243,874       243,874
                               ---------  ---------   ----------    ----------

Total Stockholders' Equity
As Of August 31, 1996             36,303    488,463      18,939       543,705

Net Loss 1997                                          (137,803)     (137,803)

                               ---------  ---------   ----------    ----------

Total Stockholders' Equity
As Of August 31, 1997             36,303    488,463    (118,864)      405,902

Dividends                                              (311,516)     (311,516)

Net Earnings 1998                                       448,735       448,735

Unrealized Holding Loss                                 (97,661)      (97,661)
                               ---------  ---------   ----------    ----------

Total Stockholders' Equity
As Of August 31, 1998          $  36,303  $ 488,463   $ (79,306)    $ 445,460






See accompanying accountant's report and notes to the financial statements.

                               MEGA HOLDING CORP.
                       NOTES TO THE FINANCIAL STATEMENTS

Note 1 -  Basis of Presentation and Significant Accounting Policies:

     Mega Holding Corp. (the Company) was incorporated as a New York corporation and commenced business on March 31, 1970. The Company offers its services to corporations seeking banking and investment banking relationships. The Company charges a fee for these services and at times earns an equity interest in these companies. Fees are also earned from advice to clients that wish to go public and/or raise capital. The Company is licensed and registered with the New York State Banking Department as a mortgage broker wherein it earns fees. In addition, the Company receives royalties from Quaker Holding Company, Inc., formerly Powderhorn International, Inc., located in Prestonsburg, Kentucky.

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

B)   Marketable Securities

     In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.115, "Accounting for Certain Investments in Debt and Equity Securities," effective for fiscal years beginning after December 15, 1993. This statement considers that debt securities that the Company has both the positive intent and ability to hold to maturity are carried at amortized cost. Debt securities that the Company does not have the positive intent and ability to hold to maturity and all marketable equity securities are classified as available-for-sale or trading securities and are carried at fair market value. Unrealized holding gains and losses on securities classified as trading are reported in earnings. Unrealized holding gains and losses on securities classified as available-for-sale were previously carried as a separate component of stockholders' equity. SFAS No. 115, as amended by Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Other Comprehensive Income." Management determines the appropriate classification of marketable equity and debt securities at the time of purchase an re-evaluates such designation as of each balance sheet date.\

C)   Other Comprehensive Income

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Other Comprehensive Income," effective for fiscal years beginning after December 15, 1997. This statement considers the presentation of unrealized holding gains and losses attributable to debt and equity securities classified as available-for-sale. As stated, any unrealized holding gains or losses affiliated to these securities are carried below net income under the caption "Other Comprehensive Income."

D)   Revenue Recognition

     The Company recognizes revenues at the point in time when the stock in the newly formed company is sold.

E)   Cost of Sales

     The cost of sales consist wholly of those expenditures accumulated when acquiring the original company.

F)   Income Taxes

     The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", which requires a change from the deferral method to the assets and liability method of accounting for income taxes. Timing differences exist between book income and tax income which relate primarily to the recognition of income.

G)   Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumption that affect the reported amounts of assets and liabilities and disclosure of contingent asset and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

H)   Advertising

     All advertising costs are expensed as incurred. The Company does not incur any cost for direct-response advertising.

I)   Net Earnings/(Loss) Per Common Share

     Net earnings/(loss) per common share is shown as both basic and diluted. Basic earnings per common share are computed by dividing net income less any preferred stock dividends (if applicable) by the weighted average number of shares of common stock outstanding. Diluted earnings per common share are computed by dividing net income less any preferred stock dividends (if applicable) by the weighted average number of shares of common stock outstanding plus dilutive potential common shares.

Note 2 -  Royalties Receivable:

     On September 29, 1994, the Company resolved a royalty dispute whereby Powderhorn Incorporated will pay the Company additional royalties with a future value of $624,044. This amount will be payable at $12,750 per annum for non-production royalty and an 8.5% royalty should production resume.

                                                                 August 31
                                                             1998         1997
                                                             ----         ----
         Royalties Receivable From Court Settlement:
              Non-interest bearing receivable,
              receivable in annual installments
              of $12,750; due 2043.                       $ 573,044    $ 585,794

              Less unamortized discount based
              on imputed interest rate of 8%.               418,552      430,926

              Royalties receivable less unamortized
              discount.                                     154,492      154,868

              Less:  Current  Portion                           376          375

              Total Long-Term Royalties Receivable        $ 154,116    $ 154,493
                                                            =======      =======

     Due to the large nature of Quaker Holding Company, Inc. and its prior history in payment of like kind transactions, management believes all royalties will be collected on a timely basis.

Note 3 -  Notes Receivable:

     In 1996, the Company received notes from Bonsangue and Nocito companies in the amounts of $30,000 and $5,000 respectively. Both notes are non-interest bearing and are considered current. At August 31, 1998, Bonsangue has repaid $13,300.

     During 1997, the Company received a note from the Berkshire Group in the amount of $20,000. This note is non-interest bearing and is considered current. At August 31, 1998, the Berkshire Group has repaid $13,500.

Note 4 -  Marketable Securities:

     As discussed in Note 1, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and Statement of Financial Accounting Standards (SFAS) No. 130, "Accounting for Other Comprehensive Income." At August 31, 1997 all of the Company's marketable equity securities are classified as trading securities; they were purchased with an intent to resell them within the next year.

     The current marketable securities represents an investment in various corporations which the Company considers as trading securities. The securities had an original cost of $76,179 at August 31, 1997; determined by multiplying the number of shares being purchased by the fair market value of those shares. At the balance sheet date of August 31, 1997 the market value was $35,052; determined by multiplying the number of shares held by the fair market value of those shares at the respective balance sheet date. The difference between the cost and fair market value represents an unrealized holding gain/loss and is included in current earnings.

     During the year ended August 31, 1998, however, management has reclassified all marketable securities to be treated as available-for-sale. During the transfer of securities from trading to available-for-sale, no adjustment is necessary due to the fact that any gain or loss has previously been recognized in income.

     At August 31, 1998, the securities had an original basis of $711,047; determined by multiplying the number of shares being acquired by the fair market value of those shares. At the August 31, 1998 balance sheet date, the fair market value of these securities was $516,646; determined by multiplying the number of shares held by the fair market value of those shares at the balance sheet date. The difference between the cost and fair market value represents an unrealized holding loss and is included below current earnings in "Other Comprehensive Income." This unrealized holding loss of $194,401 is reported on the balance sheet as a marketable security valuation allowance whereas the statement of operations carries this loss net of $96,740 tax.

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

     Additionally, the Company has converted a note receivable due from Capitol Communities Corp. (formerly AWEC) into 55,000 shares of common stock. Based upon the lack of a readily available market for these shares, the Company has agreed to carry these securities with a legend; thus making it restricted from sale.

Note 6 - Executive Compensation:

     As president, Thomas Abate intermittently receives shares of stock as compensation. This non-cash compensation approximates $24,375; $23,000; and $60,500; for the years 1998, 1997, and 1996 respectively. Additionally, the Company has issued a property dividend. Mr. Abate's portion consists of 35,000 and 79,835 shares of Southern Security Financial Corp. and Fleetclean Systems, Inc., respectively, common stock. These property dividends had an approximate value of $74,918. Although value has been given to these securities, at the August 31, 1998 balance sheet date, a portion of these securities were not being traded.

     In addition to Mr. Abate, other officers/directors of the Company received shares of common stock as compensation for the years ended August 31, 1998, 1997, and 1996. This non-cash compensation approximates $62,241, $90,216, and $
- 0 -. Additionally, the Company has issued a property dividend to other officer/directors consisting of 21,633 and 45,578 shares of Southern Security Financial Corp. and Fleetclean Systems, Inc., respectively, common stock. These property dividends had an approximate value of $44,422.

Note 7 -  Warrants:

     During January 1998, the Company entered into a consulting agreement with Eagle Wireless International, Inc. (Eagle), a supplier of telecommunications equipment and related software sold by service providers in the paging and other wireless personal communications markets. In consideration of the services to be performed by the Company, the Company has received one million three hundred thousand (1,300,000) warrants.

     Each warrant gives the Company the right to acquire one share of Eagle common stock. The warrants, currently restricted with a legend, are comprised of seven classes containing various exercise prices and periods as shown below:


                         Shares     Exercise   Average     Stock
           Exercise    Underlying    Period     Stock       Days
  Class     Price       Warrants    (Years)     Price      Traded
  -----    --------    ----------  ---------   -------     ------

    A     $  1.50      150,000          1     $  4.00        61
    B        2.00      150,000          1        5.50        61
    C        3.00      200,000          2        7.50        61
    D        5.00      200,000          3       10.00        31
    E        7.00      200,000          3       12.00        31
    F        9.00      200,000          5       14.00        31
    G     $ 11.00      200,000          5     $ 16.00        31

     In order for any warrants to be exercisable, an average stock price must be attained for consecutive days traded as noted above. Any and all warrants not exercised during the allocated time period shall become null and void.

Note 8 -  Commitments and Contingent Liabilities:

     The Company is engaged in a three year lease for its office space in the amount of $1,302.29 per month. This non-cancelable lease began January 1, 1996 and expires January 31, 1999.

     Future minimum lease payments are summarized as follows:

                           August 31,                    Amount
                           ----------                    ------
                              1999                     $    6,510
                             Total                     $    6,510
                                                          =======

Note 9 -  Income Taxes:

     As discussed in Note 1, the Company adopted the provisions of Statement of Financial Standards (SFAS) No. 109 "Accounting for Income Taxes". Implementation of SFAS 109 did not have a material cumulative effect on prior periods nor did it result in a change to the current year's provision.

     A) The effective tax rate for the Company is reconcilable to statutory tax rates as follows:

                                                              August 31,
                                                      1998     1997     1996
                                                       %         %        %
                                                      ----     ----     ----
         U.S. Federal Statutory Tax Rate               34        34       34
         Valuation allowance for deferred tax
            assets allocated to income tax expense     21       (34)     (11)
                                                     -----     -----    -----
         Effective Tax Rate                            53      - 0 -      23
                                                       ===      ===      ===

     B) Deferred income taxes are provided for differences between financial statement and income tax reporting. The principal difference is the manner in which income is recognized for financial and income tax reporting purposes.


Note 10 -  Dividends:

     During the fiscal year, the board of directors declared and paid property dividends to its common shareholders. These dividends were comprised of shares of common stock which had been received as compensation by the Company for its assistance in taking Southern Security Financial Corp. and Fleetclean Systems, Inc. public. Thus, allowing them the immediate opportunity to become tradable on the NASD Electronic Bulletin Board. The issuances consisted of one hundred sixty-one thousand five hundred sixteen (161,516) common shares of Southern Security Financial Corp. and three hundred thousand (300,000) common shares of Fleetclean Systems, Inc. The combined approximate value of these property dividends is $311,516.

Note 11 -  Risk Factors:

     At August 31, 1998, the majority of the Company's business activity consists of assisting companies to become publicly traded. In doing so, the Company receives compensation generally in the form of stock. If the stock market should take a severe down-turn in small company stocks, there is the potential that this would have an adverse affect on the Company's future cash flows. Although this risk exists, it is management's belief that its other consulting activities would provide the necessary cash flow to continue its operating activities.

Note 12 -  Subsequent Events:

     Subsequent to August 31, 1998, the Company is scheduled to receive an additional 20,000 shares of ARXA International Energy, Inc. common stock. These shares are currently under restriction which is expected to be lifted in the near future.

     Additionally, in September 1998, the Company has executed a subscription agreement for one hundred thousand (100,000) shares of common stock of Fleetclean Systems, Inc. This agreement has been given in consideration of financial consulting services to be performed by the Company.

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

Name                        Age            Position                     Since
----                        ---            --------                     -----
Thomas M. Abate             61        President and a Director          1986

James D. Paulsen            59        Executive Vice President,         1991
                                        Secretary and a Director

John M. Seroor              68        Treasurer and a Director          1994

Silvio Codispoti            55        Senior Vice President             1991

Lorraine Zarzana            38        Assistant Secretary               1998

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

     LORRAINE ZARZANA has served as Office Manager for the Company since April, 1997. Prior to joining the Company, Ms. Zarzana was a housewife.

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

SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------
                                                     Long Term Compensation

                              Annual Compensation     Awards          Payouts
--------------------------------------------------------------------------------
 (a)         (b)     (c)    (d)    (e)    (f)          (g)       (h)    (i)
                                   Other   Restricted                    All
 Name and                          Annual  Stock       Options   LTIP   Other
 Principal   Fiscal  Salary  Bonus Compen- Awards      SARs     Payouts Compen-
 Position    Year     ($)    ($)   sation   ($)         (#)       ($)   sation
----------   -----   ------  ----  ------  -----       -------  ------  -------
Thomas M.     1998    (1)     N/A   N/A      0           0        0       0
Thomas M.     1997    (2)     N/A   N/A      0           0        0       0
Abate         1996    (3)     N/A   N/A      0           0        0       0

(1) Consists of 15,000 shares of the common stock of ClearWorks Technologies, Inc., 35,000 shares of the common stock of Southern Security Financial Corp. and 79,835 shares of the common stock of Fleetclean Systems, Inc., for a total of $99,293.

(2) Consists of 50,000 shares of the common stock of ARXA for a total of $112,500.

(3) Consists of 75,000 shares of QCS Corp. at fair market value $.50 per share; 46,000 shares of ARXA International Energy, Inc. at fair market value $.50 per share; 50,000 shares of Hiawatha Industries, Inc. (Restricted) no market value.

     The amount of securities distributed to Mr. Abate has been, and will continue to be, determined by the Company's Board of Directors.

     Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth as of August 31, 1998, the number and percentage of shares of the common stock of the Company, owned of record and beneficially, by each officer and directors of the Company and by any other person owning more than 5% of the Company's outstanding common stock and by all officers and directors as a group.

                                     Shares of
Name and Address                   Common Stock              Percentage(1)
-----------------                  ------------              ------------
Thomas M. Abate                     1,173,405(1)                32.3%
231 Clarke Avenue
Staten Island, NY 10306

James D. Paulsen                      367,000(2)                10.1%
511 East 80th Street
New York, NY 10021

T.G.J. & Associates                   496,664(3)                13.7%
618 74th Street
Brooklyn, New York 11209

Emco Enterprises                      230,000(4)                 6.3%
1388 Paterson Plane Road
Secaucus, NJ 07094

Silvio Codispoti                      127,000(5)                 3.5%
115 Sylvia Street
Staten Island, NY 10312

John M. Seroor                        102,500                    2.8%
11 Emerson Road
Somerset, NJ 08873

Lorraine Zarzana                       10,000                    0.0%
23 State Court
Staten Island, New York 10312


All Officers and Directors
As a Group (6 Persons)              2,538,569                   68.8%

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

3. Of the Common Shares owned by TGJ Associates, 248,332 shares are beneficially owned by Thomas Abate and 248,332 shares are beneficially owned by James Paulsen. Messrs. Abate and Paulsen share investment power and shared voting power of these shares. All of the shares of TGJ beneficially owned by Messrs. Abate and Paulsen are included in the shares owned by all officers and directors as a group.

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

    Item 11. Certain Relationships and Related Transactions
    -------------------------------------------------------

     During the fiscal years ended August 31, 1998 and 1997, there were no transactions, and there are no proposed transactions to which the Company was or is to be a party in which any of its directors, executive officers, principal shareholders or any member of the immediate family of any such person has or is to have direct or indirect material interest.

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, "hereunto duly authorized.

                                             MEGA HOLDING CORP.

Dated: November 30, 1998                     By: /s/ Thomas M. Abate
                                             ------------------------
                                                 Thomas M. Abate
                                                 President and Principal
                                                 Executive Officer

                                             By: /s/John M. Seroor
                                             -------------------------
                                                 John M. Seroor
                                                 Treasurer and Principal
                                                 Financial Officer