Form 10QSB
period 1998-11-30
MEGA HOLDING CORP
filed 1999-01-28
CIK 1027642

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended November 30, 1998.

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

        Yes x            No

     Indicate the number of shares outstanding of each of the issuer's classes of stock as of the close of the period covered by this report.

       Class                                     Number of Shares Outstanding

       Common Shares                                   3,630,250

       Transitional Small Business Disclosure Format:   Yes    No  x

                                     PART I

                              FINANCIAL INFORMATION

     Item 1. Financial Statements

     The condensed financial statements for the periods ended November 30, 1998 included herein have been prepared by Mega Holding Corp. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of management, the statements include all adjustments necessary to present fairly the financial position of the Company as of November 30, 1998, and the results of operations and cash flows for the three and nine month periods ended November 30, 1998 and 1997.

     The Company's results of operations during the nine months of the Company's fiscal year are not necessarily indicative of the results to be expected for the full fiscal year.

                               MEGA HOLDING CORP.
                                 BALANCE SHEETS



                                     ASSETS

                                                     November 30  August 31,
                                                        1998        1998
                                                    (Unaudited)   (Audited)
                                                    -----------   ----------
   Current Assets:
     Cash                                           $  29,908    $  19,612
     Accounts Receivable                               12,810       12,810
     Royalties Receivable                                 376          376
     Notes Receivable                                  27,200       28,200
                                                    ----------   ----------
       Total Current Assets                            70,294       60,998
                                                    ----------   ----------

   Property and Equipment:
     Office Equipment at Cost                          69,793       69,793
       Less: Accumulated Depreciation                 (54,109)     (51,692)
                                                    ----------   ----------
       Total Property and Equipment                    15,684       18,101
                                                    ----------   ----------
        Investments and Other Assets:

     Marketable Securities                            788,444      754,435
     Marketable Securities - Valuation Allowance     (212,902)    (194,401)
     Restricted Securities - par value                109,124      109,124
     Royalties Receivable                             154,116      154,116
     Deferred Tax Asset                                72,387       96,740
                                                    ----------   ----------
       Total Investments & Other Assets               911,169      920,014
                                                    ----------   ----------

   Total Assets                                     $ 997,147    $ 999,113
                                                    ==========   ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


   Current Liabilities:
     Accounts Payable & Accrued Expenses            $  12,185    $  11,432
     Payroll Taxes Payable                                375          376
     Officer's Loan                                    26,500       26,500
                                                    ----------   ----------
       Total Current Liabilities                       39,060       38,308
                                                    ----------   ----------

   Long - Term Liabilities:
     Deferred Taxes                                   528,991      515,345
                                                    ----------   ----------
       Total Long - Term Liabilities                  528,991      515,345
                                                    ----------   ----------

   Stockholders' Equity:
     Common Stock - $.01 par value
       Authorized  20,000,000 shares
       Issued 3,630,250 shares                         36,303       36,303
     Paid  In Capital                                 488,463      488,463
     Retained Deficit                                 (95,670)     (79,306)
                                                    ----------   ----------
       Total Stockholders' Equity                     429,096      445,460
                                                    ----------   ----------

   Total Liabilities and Stockholders' Equity       $ 997,147    $ 999,113
                                                    ==========   ==========



              See accompanying notes to the financial statements.

                               MEGA HOLDING CORP.
                             STATEMENTS OF EARNINGS

                                                        Three Months Ended
                                                           November 30,
                                                        1998           1997
                                                     (Unaudited)   (Unaudited)

  Net Sales                                           $ 129,481     $  66,652

  Cost of Sales                                           4,103        26,018

    Gross Profit                                        125,378        40,634

  General and Administrative Expenses:
    Commissions                                          29,641        11,391
    Credit Reports                                          270           381
    Depreciation                                          2,417         2,176
    Dues                                                    400           976
    Insurance                                               796            --
    Miscellaneous                                            --           401
    Office Expense                                        6,363         5,146
    Office Supplies                                       1,135            --
    Payroll and Associated Costs                          4,909         1,459
    Postage and Express Mail                              1,737           248
    Rent                                                  3,941         3,941
    Repairs and Maintenance                                  56            --
    Telephone and Utilities                               2,833         1,536
    Travel and Entertainment                              7,305           755

    Total Operating Expenses                             61,803        28,410

  Earnings Before Realized/Unrealized Holding Loss on
    Marketable Securities, Other Income, Income Taxes,
    and Comprehensive Income (net of taxes)              63,575        12,224

    Loss on Sale of Marketable Securities               (23,536)           --
    Unrealized Holding Loss on Marketable Securities         --       (35,558)

  Other Income
    Interest Income                                          97            --
       Total Other Income                                    97            --

  Earnings/(Loss) Before Income Taxes                    40,136       (23,334)

    Provision For Income Taxes                           13,646            --

  Net Earnings/(Loss)                                    26,490       (23,334)

  Comprehensive Income/(Loss), net of taxes

    Unrealized Holding Loss                            (140,515)          --

  Comprehensive Income/(Loss)                         $(114,025)   $ (23,334)



    Net Earnings/(Loss) Per Share:
       Net Earnings/(Loss) - net income               $    0.01    $   (0.01)
       Net Earnings/(Loss) - comprehensive income         (0.03)       (0.01)
       Weighted Average Number of
         Common Shares Outstanding                    3,630,250    3,360,250



               See accompanying notes to the financial statements.

                               MEGA HOLDING CORP.
                            STATEMENTS OF CASH FLOWS

                                                             November 30,
                                                            1998        1997
                                                        (Unaudited)  (Unaudited)
                                                        -----------  -----------
Cash Flow from Operating Activities:
  Net Earnings                                              $ 26,490 $ (23,334)

  Adjustments To Reconcile Net Income To Net
    Cash (Used)/Provided from Operating Activities:
    Depreciation                                               2,417     2,176
    Unrealized Holding Gain/(Loss) on Marketable Securities  (42,854)       --
    (Increase)/Decrease in Marketable Securities             (34,009)       --
    (Increase)/Decrease in Marketable Securities              18,501        --
    (Increase)/Decrease in Accounts Receivable                    --     4,692
    (Increase)/Decrease in Deferred Tax Assset                24,353        --
    Increase/(Decrease) in Accounts Payable
      and Accrued Expenses                                       753        --
    Increase/(Decrease) in Payroll Taxes Payable                  (1)     (188)
    Increase/(Decrease) in Deferred Tax Liability             13,646        --
                                                           ---------- ---------

    Total Adjustments                                        (17,194)    6,680
                                                           ---------- ---------

  Net Cash (Used)/Provided from Operating Activities           9,296   (16,654)

Cash Flow From Investing Activities:
    (Increase)/Decrease in Notes Receivable                    1,000        --
    (Increase)/Decrease in Marketable Securities                  --     5,329
                                                           ---------- ---------

  Net Cash (Used)/Provided by Investing Activities             1,000     5,329


Cash Flow From Financing Activities:
    Increase/(Decrease) in Notes Payable                         --      1,500
    Increase/(Decrease) in Officer's Loan Payable                --       (400)
                                                           ---------- ---------

  Net Cash (Used)/Provided by Financing Activities               --      1,100
                                                           ---------- ---------


Net Increase in Cash                                         10,296    (10,225)

Cash at the Beginning of the Period                          19,612     15,060
                                                          ---------- ----------

Cash at the End of the Period                             $  29,908  $   4,835
                                                          ========== ==========


               See accompanying notes to the financial statements.

                               MEGA HOLDING CORP.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                      Additional                      Total
September 1, 1997            Common    Paid In      Retained      Stockholders'
To November 30, 1998         Stock     Capital      Deficit         Equity
--------------------       ---------  ----------    --------      ------------

September 1, 1997          $ 36,303   $ 488,463    $(118,864)      $ 405,902

Dividends                                           (311,516)       (311,516)
Net Earnings                                         448,735         448,735
Unrealized Holding Loss                              (97,661)        (97,661)
                           --------  -----------   ----------      ----------

Total Stockholders' Equity
As Of August 31, 1998        36,303      488,463     (79,306)        445,460
                           --------  -----------   ----------      ----------

Net Earnings -
  November 30, 1998                                   26,490          26,490
Unrealized Holding Loss                              (42,854)        (42,854)
                           --------  -----------   ----------      ----------


Total Stockholders' Equity
As of November 30, 1998    $ 36,303    $ 488,463   $ (95,670)      $ 429,096
                          =========  ===========   ==========     ===========










               See accompanying notes to the financial statements.

                               MEGA HOLDING CORP.
                       NOTES TO THE FINANCIAL STATEMENTS
                                NOVEMBER 30, 1998

Note  1  -  Basis  of  Presentation:

     The accompanying unaudited financial statements have been prepared by Mega Holding Corp. (the "Company") in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Results of operations for the three month period ended November 30, 1998 are not necessarily indicative of future financial results. For further information, refer to the financial statements and footnotes thereto for the fiscal year ended August 31, 1998, included with the Company's Form 10-KSB, as filed with the Securities and Exchange Commission.

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

Results of Operations

Three Months Ended November 30, 1998 Compared to Three Months Ended
November 30, 1997
--------------------------------------------------------------------------------

     Revenues for the three months ended November 30, 1998 increased $62,829 or 94.3% when compared to the three months ended November 30, 1997. During the three months ended November 30, 1998, the Company generated $129,578 (100.0%) of its revenues from business and financial consulting services, and $ -0- (0.0%) of its revenues from mortgage brokering activities. During the three months ended November 30, 1997, the Company generated $64,552 (96.9%) of its revenues from business and consulting services, and $2,100 (3.1%) of its revenues from mortgage brokering activities.

     Business and financial consulting services revenues increased by $65,026 (100.7%) due to everyday operating activities. Additionally, mortgage brokering activity revenues decreased $2,100 due to no activity during the first quarter of fiscal 1999.

     Cost of sales for the three months ended November 30, 1998 decreased by $21,915 (84.2%) when compared to the three months ended November 30, 1997. General and administrative expenses however, increased by $33,393 (117.5%) for the three months ended November 30, 1998 when compared to the three months ended November 30, 1997 due to normal operating activities.

     As a percentage of sales, cost of sales decreased from 39.0% for the three months ended November 30, 1997 to 3.2% for the three months ended November 30, 1998 whereas general and administrative expenses increased from 42.6% for the three months ended November 30, 1997 to 47.7% for the three months ended November 30, 1998. These percentage changes are attributable to the Company showing higher revenues and general and administrative costs and lower cost of sales for the three months ended November 30, 1998 as compared to the three months ended November 30, 1997.

     Marketable securities and restricted securities both increased at November 30, 1998 when compared to November 30, 1997 due to the acquisition of various securities during the interim period. Due to a decline in market price of these newly acquired marketable securities, a negative valuation allowance has been created. Accordingly, an unrealized holding loss has been accounted for as other comprehensive income / (loss) for the three month period ended November 30, 1998. For the three month period ended November 30, 1997, however, an unrealized holding loss was shown as a componet of net income. This occurrence was due to the securities acquired prior to November 30, 1997 depreciating in value from August 31, 1997. Beginning August 31, 1998, the Company has changed its position on how it treats its marketable securities and thus the movement from net income to other comprehensive income. Additionally, a number of securities had been acquired and disposed of during the interim periods.

     The Company gains interests in other companies by acquiring shares of such companies' stocks as payment for services rendered. Prior to August 31, 1998, the Company acquired these securities with the intent to resell them within the next twelve months. At August 31, 1998, however, the Company has decided it will hold these securities as long as possible; until it requires cash flow for operations. The Company's marketable securities for the three months ended November 30, 1998 increased $762,008 from the same period in the prior fiscal year. This increase is attributable to the fact that the Company acquired additional securities. As of August 31, 1998, management classifies these marketable securities as available-for-sale because the Company now intends to hold these securities until a time when cash is requried to continue operations. For the period ended November 30, 1997, management had classified these marketable securities as trading securities because the Company acquired these securities principally for the purpose of reselling them in the near term. During both periods, the securities are reported on the balance sheet at their fair market values. At November 30, 1997, any unrealized holding gains and losses were included in current earnings. At November 30, 1998 however, any unrealized holding gains and losses are included in other comprehensive income which is a component of stockholders' equity. As a result, for the three months ended November 30, 1998, the Company's net unrealized loss increased $104,957 (295.2%) when compared to the three months ended November 30, 1997.

Liquidity and Capital Resources
-------------------------------

     At November 30, 1998, the Company's current assets exceeded its current liabilities by $31,234. The majority, $29,908, of current assets was cash with the remainder being comprised of various receivables.

     Historically, the Company has financed its operations through cash flow from operations. Due to the current operating cash flow, the Company has no need to maintain any external funding sources.

     As of November 30, 1998, the Company had no material commitments for capital expenditures.

     During the three months ended November 30, 1998, the Company received approximately $129,475 in the form of stock. Although the Company is receiving a greater percent of its revenues in stock, there is no material effect on the Company's liquidity and overall financial position. Although the Company anticipates to continue to distribute to its shareholders a portion of the stock that it receives in other entities, it is retaining a sufficient percentage of these stocks to be used as working capital. If the fees received are more so in the form of stock than cash, and the majority are distributed to the Company's shareholders, the Company's liquidity may be adversely affected. However, management anticipates, but cannot assure, that the cash portion of fees received and the proceeds from the sale of stock not distributed to the Company's shareholders will be sufficient to meet the Company's anticipated cash flow needs. Where the Company receives shares with restrictions on transfer, the Company will be required to hold such shares indefinitely. These shares will only be available for sale if and when the restriction is lifted and if and when a market for such securities develops. Accordingly, such shares will not be able to be used to meet cash flow needs.

     At November 30, 1998, royalties due from Quaker Holding Company, Inc. represented 15.5% of the Company's total assets. Based upon Quaker Holding's prior history in payment of like kind transaction, management believes that all royalties will be collected on a timely basis.

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

     None

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



     Dated: January 14, 1999