Form 10QSB
period 1999-02-28
MEGA HOLDING CORP
filed 1999-04-14
CIK 1027642

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended February 28, 1999

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from           to

                           Commission File No. 001-12509

                               MEGA HOLDING CORP.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               NEW YORK                                    13-2793653
---------------------------------------------      ----------------------------
     (State or other jurisdiction of                (Internal Revenue Service
       incorporation or organization)              Employer Identification No.)

                  278A New Dorp Lane, Staten Island, NY   10306
               ---------------------------------------------------
               (Address of principal Executive offices   Zip Code)

                                 (718) 667-9117
                 ----------------------------------------------
                 Issuer's telephone number, including area code

                                (NOT APPLICABLE)
--------------------------------------------------------------------------------
     Former name,  former  address and formal fiscal year, if changed since last report.


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                     Yes __X__ No _____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period conered by this report.

Class                                              Number of Shares Outstanding
------                                             ----------------------------
Common Shares                                               3,630,250

Transitional Small Business Disclosure Format:        Yes_____   No__X__

                                     PART I

                             FINANCIAL INFORMATION

Item  1.  Financial Statements

     The condensed financial statements for the periods ended February 28,1999 included herein have been prepared by Mega Holding Corp. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission") . In the opinion of the management the statements include all adjustments necessary to present fairly the financial position of the Company as of February 28, 1999, and the results of the operations and cash flows for the three and six month periods ended February 28,1999 and 1998.

     The Company's results of operations during the six months of the Company's fiscal year are not necessarily indicative of the results to be expected for full fiscal year.

                               Mega Holding Corp.
                       MDA Section - February 1999 Review


Results of Operations

Six Months Ended February 28, 1999 Compared to Six Months Ended
February 28, 1998
--------------------------------------------------------------------------------
Revenues for the six months ended February 28, 1999 increased $13,651 or 9.9% when compared to the six months ended February 28, 1998. During the six months ended February 28, 1999, the Company generated $134,831 (88.7%) of its revenues from business and financial consulting services, $ -0- (0.0%) of its revenues from mortgage brokering activities, and $17,092 (11.3%) from its mining royalty interest. During the six months ended February 28, 1998, the Company generated $92,302 (66.8%) of its revenues from business and consulting services, $30,320 (21.9%) of its revenues from mortgage brokering activities, and $15,650 (11.32%) from its mining royalty interest.

Business and financial consulting service revenues increased by $42,529 (46.1%) due to everyday operating activities. Additionally, mortgage brokering activity revenues decreased $30,320 due to no activity during the first six months of fiscal 1999.

Cost of sales for the six months ended February 28, 1999 decreased by $22,284 (68.7%) when compared to the six months ended February 28, 1998. General and administrative expenses however, increased by $72,694 (93.1%) for the six months ended February 28, 1999 when compared to the six months ended February 28, 1998

As a percentage of sales, cost of sales decreased from 26.5% for the six months ended February 28, 1998 to 7.5% for the six months ended February 28, 1999 whereas general and administrative expenses increased from 63.7% for the six months ended February 28, 1998 to 111.8% for the six months ended February 28, 1999. These percentage changes are attributable to the Company showing higher revenues and general and administrative costs and lower cost of sales for the six months ended February 28, 1999 as compared to the six months ended February 28, 1998. Additionally, the increase in general and administrative costs for the period ended February 28, 1999 is due to the start-up of operations on the Company's wholly owned subsidiary, Securus Corp.

Marketable securities and restricted securities both increased at February 28, 1999 when compared to February 28, 1998 due to the acquisition of various securities during the interim period. Due to a decline in market price of these newly acquired marketable securities, a negative valuation allowance has been created. Accordingly, an unrealized holding loss has been accounted for as other comprehensive income / (loss) for the six month periods ended February 28, 1999. For the six-month period ended February 28, 1998, however, an unrealized holding loss was shown as a component of net income. This occurrence was due to the securities acquired prior to February 28, 1998 depreciating in value from August 31, 1997. Beginning August 31, 1998, the Company has changed its position on how it treats its marketable securities and thus the movement from net income to other comprehensive income. Additionally, a number of securities had been acquired and disposed of during the interim periods.

                               Mega Holding Corp.
                       MDA Section - February 1999 Review

The Company gains interests in other companies by acquiring shares of such companies' stocks as payment for services rendered. Prior to August 31, 1998, the Company acquired these securities with the intent to resell them within the next twelve months. At August 31, 1998, however, the Company has decided it will hold these securities as long as possible; until it requires cash flow for operations. The Company's marketable securities for the six months ended February 28, 1998 increased $624,429 from the same period in the prior fiscal year. This increase is attributable to the fact that the Company acquired additional securities. As of August 31, 1998, management classifies these marketable securities as available-for-sale because the Company now intends to hold these securities until a time when cash is required to continue operations. For the period ended February 28, 1998, management had classified these marketable securities as trading securities because the Company acquired these securities principally for the purpose of reselling them in the near term. During both periods, the securities are reported on the balance sheet at their fair market values. At February 28, 1998, any unrealized holding gains and losses were included in current earnings. At February 28, 1999 however, any unrealized holding gains and losses are included in other comprehensive income that is a component of stockholders' equity. As a result, for the six months ended February 28, 1999, the Company's net unrealized loss increased $216,261 (218.4%) when compared to the six months ended February 28, 1998.


Liquidity and Capital Resources
----------------------------------

At February 28, 1999, the Company's current assets exceeded its current liabilities by $27,079. Cash constituted $14,030 of current assets with the remainder being comprised of various receivables and inventory.

Historically, the Company has financed its operations through cash flow from operations. Due to the current operating cash flow, the Company has no need to maintain any external funding sources.

As of February 28, 1999, the Company had no material commitments for capital expenditures.

During the six months ended February 28, 1999, the Company received approximately $129,475 in the form of stock. Although the Company is receiving a greater percent of its revenues in stock, there is no material effect on the Company's liquidity and overall financial position. Although the Company anticipates continuing to distribute to its shareholders a portion of the stock that it receives in other entities, it is retaining a greater percentage of these stocks to be used as working capital. If the fees received are more so in the form of stock than cash, and the majority are distributed to the Company's shareholders, the Company's liquidity may be adversely affected. However, management anticipates, but cannot assure, that the cash portion of fees received and the proceeds from the sale of stock not distributed to the Company's shareholders will be sufficient to meet the Company's anticipated cash flow needs. Where the Company receives shares with restrictions on transfer, the Company will be required to hold such shares indefinitely. These shares will only be available for sale if and when the restriction is lifted and if and when a market for such securities develops. Accordingly, such shares will not be able to be used to meet cash flow needs.

                               Mega Holding Corp.
                       MDA Section - February 1999 Review

At February 28, 1999, royalties due from Quaker Holding Company, Inc. represented 18.8% of the Company's total assets. Based upon Quaker Holding's prior history in payment of like kind transactions, management believes that all royalties will be collected on a timely basis.


Item 3.  Description of Properties

The Company maintains its principal executive offices at 278A New Dorp Lane, Staten Island, NY in an approximately 1,300 square foot office facility pursuant to a lease originally entered into in January, 1984, and thereafter renewed periodically. The current renewal term expires on January 31, 2000. The annual rental is $8,400 per annum ($700 per month) plus tenant's proportionate share of Real Estate Taxes and escalations for the subject premises in the amount of $602.29 per month for a total annual rental of $15,627.48.

                               MEGA HOLDING CORP.
                          CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                                   February 28     August  31,
                                                                      1999            1998
                                                                   (Unaudited)     (Audited)
                                                                 --------------- --------------
        Current  Assets:
          Cash ...............................................   $     14,030    $     19,612
          Accounts  Receivable ...............................         13,310          12,810
          Royalties  Receivable ..............................            376             376
          Inventory ..........................................         19,980               0
          Notes  Receivable ..................................         25,200          28,200
                                                                 --------------- --------------
            Total  Current  Assets ...........................         72,896          60,998
                                                                 --------------- --------------
        Property  and  Equipment:
          Office  Equipment  at  Cost ........................         69,793          69,793
            Less:  Accumulated  Depreciation .................        (56,526)        (51,692)
            Total  Property  and  Equipment ..................         13,267          18,101

        Investments  and  Other  Assets:
          Deferred  Tax  Asset ...............................        145,128          96,740
          Marketable  Securities .............................        671,420         754,435
          Marketable  Securities - Valuation  Allowan(343,388)       (194,401)
          Restricted  Securities - par  value ................        109,124         109,124
          Royalties  Receivable ..............................        154,116         154,116
                                                                 --------------- --------------
            Total  Investments &  Other  Assets...............        736,400         920,014
                                                                 --------------- --------------
        Total  Assets ........................................   $    822,563    $    999,113
                                                                 =============== ==============
LIABILITIES  AND  STOCKHOLDERS'  EQUITY

        Current  Liabilities:
          Accounts  Payable  and  Accrued  Expenses$ .........            942    $     11,432
          Notes  Payable .....................................         19,000               0
          Officer's  Loan ....................................         25,500          26,500
          Payroll  Taxes  Payable ............................            375             376
            Total  Current  Liabilities ......................         45,817          38,308
                                                                 --------------- --------------
        Long - Term  Liabilities:
          Deferred  Taxes ....................................        515,345         515,345
                                                                 --------------- --------------
            Total  Long - Term  Liabilities ..................        515,345         515,345
                                                                 --------------- --------------
        Commitments  and  Contingent  Liabilities

        Stockholders'  Equity:
          Common  Stock - $.01  par  value
            Authorized 20,000,000 shares
            Issued 3,630,250 shares...........................         36,303          36,303
          Paid  In  Capital ..................................        488,463         488,463
          Retained  Earnings / (Deficit) .....................       (263,365)        (79,306)
                                                                 --------------- --------------
            Total  Stockholder's  Equity .....................        261,401         445,460
                                                                 --------------- --------------
        Total  Liabilities  and  Stockholders'  Equ$ .........   $    822,563    $    999,113
                                                                 =============== ==============

                            See accompanying notes.
                                      F - 2

                               MEGA HOLDING CORP.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             FOR THE PERIODS ENDED


                                                     Three  Months Ended           Six  Months  Ended
                                                         February  28,                 February  28,        August  31,
                                                     1999           1998           1999             1998       1998
                                                 (Unaudited)   (Unaudited)    (Unaudited)    (Unaudited)    (Audited)
                                                ------------   -----------    -----------    -----------   -----------
Net  Sales ..................................   $     5,350    $    55,970    $   134,831    $   122,622   $ 1,530,610

Cost  Of  Sales .............................         6,059          6,427         10,161         32,445       246,369
                                                ------------   -----------    -----------    -----------   -----------
  Gross  Profit .............................          (709)        49,543        124,670         90,177     1,284,241
                                                ------------   -----------    -----------    -----------   -----------
General  and  Administrative  Expenses:
  Advertising  and  Promotion ...............         3,150          2,483          3,150          2,483         1,982
  Commissions ...............................        46,025         17,334         75,666         28,725       108,373
  Credit  Reports ...........................            70             66            339            447             0
  Dues ......................................           145            328            545          1,304         2,463
  Education / Seminars ......................             0            800              0            800         1,100
  Executive  Compensation ...................             0              0              0              0        88,616
  Insurance .................................         1,665            747          2,461            747         2,667
  Licenses  and  Application  Fees ..........         1,125          1,125            579
  Miscellaneous .............................           961            817          1,017          1,218         2,914
  Office  Expense ...........................        11,223          8,963         17,585         14,109        22,531
  Office  Supplies ..........................             0              0          1,135              0             0
  Payroll  and  Associated  Costs ...........         3,313          1,422          8,222          2,881         9,128
  Postage ...................................         1,448            863          3,185          1,111         4,092
  Printing ..................................         1,331              0          1,331              0             0
  Legal  and  Professional ..................             0          1,000              0          1,000        10,000
  Rent ......................................         3,941          3,942          7,882          7,883        15,765
  Taxes .....................................           351              0            351              0         1,279
  Telephone  and  Utilities .................         4,540          1,496          7,373          3,032         9,396
  Travel  and  Entertainment ................         7,278          6,174         14,583          6,929        12,559
  Depreciation ..............................         2,417          3,245          4,834          5,421        12,500
                                                ------------   -----------    -----------    -----------   -----------
  Total  Operating  Expenses ................        88,983         49,680        150,784         78,090       305,944
                                                ------------   -----------    -----------    -----------   -----------
Earnings  Before  Unrealized  Holding
  Loss  on  Marketable Securities,
  Other  Income,  Income  Taxes,  and
  Other  Comprehensive  Income (net of taxes)       (89,692)          (137)       (26,114)        12,087       978,297

Loss  on  Sale  of  Marketable  Securities ..       (50,902)             0        (74,438)             0       (37,960)
Unrealized  Holding  Loss  on
  Marketable  Securities ....................        25,183              0        (10,375)             0
                                                ------------   -----------    -----------    -----------   -----------
Other  Income:
  Royalties  Income .........................         4,585          3,275          4,585          3,275         3,275
  Interest  Income - Royalties ..............        12,374         12,375         12,374         12,375        12,375
  Interest  Income - Other ..................            36              0            133              0         5,860
                                                ------------   -----------    -----------    -----------   -----------
  Total  Other  Income ......................        16,995         15,650         17,092         15,650        21,510
                                                ------------   -----------    -----------    -----------   -----------
Income  Before Income Taxes .................      (123,599)        40,696        (83,460)        17,362       961,847
                                                ------------   -----------    -----------    -----------   -----------
Provision  For  Income  Taxes ...............       (42,022)             0        (28,376)             0       513,112
                                                ------------   -----------    -----------    -----------   -----------
Net  Income / (Loss) ........................   $   (81,577)   $    40,696    $   (55,084)   $    17,362   $   448,735
                                                ===========    ===========    ===========    ===========   ===========
  Unrealized  Holding  Loss .................       (86,122)             0       (226,636)             0             0
                                                ------------   -----------    -----------    -----------   -----------
Comprehensive  Income / (Loss) ..............      (167,699)        40,696       (281,720)        17,362       448,735
                                                ===========    ===========    ===========    ===========   ===========

  Net  Earnings / (Loss)  Per  Share:
  Net  Earnings / (Loss) ....................   $     (0.02)   $      0.01    $     (0.02)   $      0.00   $      0.12
  Weighted  Average  Number  of
    Common  Shares ..........................     3,630,250      3,630,250      3,630,250      3,630,250     3,630,250



                            See accompanying notes.

                               MEGA HOLDING CORP.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY




                                            Additional    Retained       Total
September  1,  1996               Common    Paid  In     Earnings/   Stockholders'
To  May  31,  1998                Stock      Capital     (Deficit)      Equity
----------------------------   ---------    ---------    ---------    ---------
September 1, 1996 ..........   $  36,303    $ 488,463    $  18,939    $ 543,705

Net  Loss - 1997 ...........        --           --       (137,803)    (137,803)
                               ---------    ---------    ---------    ---------
Total  Stockholders'  Equity
As  of  August 31, 1997 ....      36,303      488,463     (118,864)     405,902

Dividends ..................        --           --       (311,516)    (311,516)

Net  Earnings ..............        --           --        448,735      448,735

Unrealized  Holding  Loss ..        --           --        (97,661)     (97,661)
                               ---------    ---------    ---------    ---------
Total  Stockholders'  Equity
As  of  August 31, 1998 ....      36,303      488,463      (79,306)     445,460

Net  Earnings ..............        --           --        (55,084)     (55,084)

Unrealized  Holding  Loss ..        --           --       (128,975)    (128,975)
                               ---------    ---------    ---------    ---------
Total  Stockholders'  Equity
As  Of  February ...........   $  36,303    $ 488,463    $(263,365)   $ 261,401
                               =========    =========    =========    =========






















                            See accompanying notes.

                               MEGA HOLDING CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             FOR THE PERIODS ENDED




                                                                           February 28   August  31,
                                                                               1999         1998
                                                                           (Unaudited)   (Audited)
                                                                          -----------   ----------
Cash  Flow  from  Operating  Activities:
  Net  Income / (Loss) .................................................. $   (55,084)  $  448,735
  Adjustments  To  Reconcile  Net  Income / (Loss)  To  Net
   Cash  (Used) / Provided  in  Operating  Activities:
    Depreciation ........................................................       4,834       12,500
    Unrealized  Holding  Gain / (Loss)  on  Marketable  Securities - AFS     (128,975)     (97,661)
    (Increase) / Decrease  in  Marketable  Securities ...................      83,015     (722,670)
    (Increase) / Decrease  in  Marketable  Securities - Valuation  Allow      148,987      194,401
    (Increase) / Decrease  in  Notes  Receivable ........................       3,000      100,000
    (Increase) / Decrease  in  Restricted  Securities ...................           0     (100,000)
    Property  Dividends .................................................           0     (311,516)
    (Increase) / Decrease  in  Accounts  Receivable .....................        (500)      38,861
    (Increase) / Decrease  in  Royalties  Receivable (Current) ..........           0           (1)
    (Increase) / Decrease  in  Royalties  Receivable (Long-Term) ........           0          377
    (Increase) / Decrease  in  Inventory ................................     (19,980)           0
    (Increase) / Decrease  in  Deferred  Tax  Asset .....................     (48,388)     (96,740)
    Increase / (Decrease)  in  Accounts  Payable ........................     (10,490)      11,432
    Increase / (Decrease)  in  Payroll  Taxes  Payable ..................          (1)         188
    Increase / (Decrease)  in  Deferred  Tax  Liability .................           0      513,112
                                                                          -----------   ----------
    Total  Adjustments ..................................................      31,502     (457,717)
                                                                          -----------   ----------
  Net  Cash  (Used) / Provided  by  Operating  Activities ...............     (23,582)      (8,982)


Cash  Flow  From  Investing  Activities:
    (Purchase) / Disposal  of  Property,  Plant, & Equipment ............           0       (3,129)
    (Increase) / Decrease  in  Notes  Receivable ........................           0        1,000
    (Increase) / Decrease  in  Restricted  Securities ...................           0       (5,837)
                                                                          -----------   ----------
  Net  Cash  Provided / (Used)  by  Investing  Activities ...............           0       (7,966)


Cash  Flow  From  Financing  Activities:
    Increase / (Decrease)  in  Notes  Payable ...........................      19,000            0
    Increase / (Decrease)  in  Officer's  Loan  Payable .................      (1,000)      21,500
                                                                          -----------   ----------
  Net  Cash  Provided  by  Financing  Activities ........................      18,000       21,500
                                                                          -----------   ----------

Net  Increase / (Decrease)  in  Cash ....................................      (5,582)       4,552

Cash  at  the  Beginning  of  the  Period ...............................      19,612       15,060
                                                                          -----------   ----------
Cash  at  the  End  of  the  Period ..................................... $    14,030   $   19,612
                                                                          ===========   ==========


                            See accompanying notes.

Note 1 - Basis of Presentation:

         The accompanying unaudited financial statements have been prepared by Mega Holding Corp. (the "Company") in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Results of operations for the six-month period ended February 28, 1999 are not necessarily indicative of future financial results. For further information, refer to the financial statements and footnotes thereto for the fiscal year ended August 31, 1998, included with the Company's Form 10-KSB, as filed with the Securities and Exchange Commission.


Note 2 - Business Combinations:

         In December 1998, the Company formed and began operations of a wholly owned subsidiary, Securus Corp. Securus Corp. operates as a marketing and sales organization for its security-related products as well as for such products produced by other manufacturers.


Note 3 - Capitalization Activities:

         On February 26, 1999, the Company initiated a stock offering in accordance with the Securities and Exchange Commission rule 506 under the guidelines of Rule 501(a) of Regulation D under the Securities Act of 1933. The Company is offering 200,000 units at $2.50 per unit until April 30, 1999 or all units have been sold whichever occurs first. The proceeds from this offering will be used to fund the activities of its wholly owned subsidiary, to provide bridge financing to clients, and for working capital.

                           PART II - OTHER INFORMATION

 Item 1. Legal Proceedings

 None.

 Item 2. Changes in Securities.

 Not applicable.

 Item 3. Defaults upon Senior Securities.

 Not applicable.
 None.

 Item 4. Submission of Matters to a Vote of Security Holders.

 Not applicable

 Item 5. Other Information.

 Not applicable.

 Item 6. Exhibits and Report on Form 8-K.

 No report on Form 8-K was filed with the Commission for the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                             MEGA HOLDING CORP.
                                             ------------------
                                             (Registrant)


                                             /s/ Thomas M. Abate
                                             -----------------------------------
                                             Thomas M. Abate,
                                             President and Principal
                                             Executive Officer




                                             /s/ John M. Seroor
                                             -----------------------------------
                                             John M. Seroor,
                                             Treasurer and Principal
                                             Financial Officer




 Dated: April 13, 1999




     This  schedule  contains  summary  financial   information  extracted  from
financial statements for the three six month period ended February 28,1999 and qualified in its entirety by reference to such financial statements.