Form 10QSB
period 1999-05-31
MEGA HOLDING CORP
filed 1999-07-15
CIK 1027642

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                  FORM 10-QSB

      (x) Quarterly report pursuant to section 13 or 15 (d) of the Security
                             Exchange Act of 1934.

                   For the quaerterly period ended May 31,1999

      [ ]Transition report pursuant to section 13 or 15 (d) of the Security
                             Exchange Act of 1934.

             For the transition period from             to

                          COMMISSION FILE NO. 001-12509

                               MEGA HOLDING CORP.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

       NEW YORK                                        13-2793653
--------------------------------------------------------------------------------
 (State or other jurisdiction                 (IRS Employer Identification
 of incorporation or organization)                      Number)

                  278A New Dorp Lane, Staten Island, NY 10306
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (718) 667-9117
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                (NOT APPLICABLE)
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

 Indicate by check mark, whether the registrant: : (1) has filed all reports required to be fild by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  YES   X   NO

Indicate the number of shares outstanding of each of the issuer's class of stock as of the close of the period conered by this report.

 Class                               Number of Shares Outstanding
 -------------                       ----------------------------
 Common Shares                               3,854,450

 Transitional Small Business Disclosure Format :  Yes  NO  X

--------------------------------------------------------------------------------

                                     PART I

                              FINANCIAL INFORMATION

Item  1.  Financial Statements

     The condensed financial statements for the periods ended May 31,1999 included herein have been prepared by Mega Holding Corp. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission") . In the opinion of the management the statements include all adjustments necessary to present fairly the financial position of the Company as of May 31,1999, and the results of the operations and cash flows for the three and nine month periods ended May 31,1999 and 1998.

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



                                        MEGA HOLDING CORP.
                                        ------------------
                                        (Registrant)



                                        s/ Thomas M. Abate
                                        -----------------------------
                                        Thomas M. Abate,
                                        President and Principal
                                        Executive Officer



                                        s/ John M. Seroor
                                        -----------------------------
                                        John M. Seroor,
                                        Treasurer and Principal
                                        Financial Officer




     Dated: July 13, 1999




     This  schedule  contains  summary  financial   information  extracted  from
financial statements for the nine month period ended May 31,1999 and qualified in its entirety by reference to such financial statements.

                    MEGA HOLDING CORP. FINANCIAL STATEMENTS

                               MEGA HOLDING CORP.
                          CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                    May  31,    August  31,
                                                      1999         1998
                                                  (Unaudited)   (Audited)
        Current  Assets:
          Cash                                     $  293,811  $   19,612
          Accounts  Receivable                         13,310      12,810
          Royalties  Receivable                           376         376
          Inventory                                    21,280           0
          Notes  Receivable                            25,200      28,200
                                                   ----------  ----------
            Total  Current  Assets                    353,977      60,998
                                                   ----------  ----------
        Property  and  Equipment:
          Office  Equipment  at  Cost                  73,456      69,793
            Less:  Accumulated  Depreciation          (59,236)    (51,692)
                                                   ----------  ----------
            Total  Property  and  Equipment            14,220      18,101
                                                   ----------  ----------
        Investments  and  Other  Assets:
          Deferred  Tax  Asset                         28,376      96,740
          Marketable  Securities                      167,618     754,435
          Marketable Securities - Valuation  Allow    (96,595)   (194,401)
          Restricted  Securities - par  value         109,124     109,124
          Royalties  Receivable                       154,116     154,116
                                                   ----------  ----------
            Total  Investments  &  Other  Assets      362,639     920,014
                                                   ----------  ----------
        Total  Assets                              $  730,836  $  999,113
                                                   ==========  ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

        Current  Liabilities:
          Accounts  Payable                        $      942  $   11,432
          Notes  Payable                                4,000           0
          Officer's  Loan                              25,500      26,500
          Payroll  Taxes  Payable                         375         376
                                                   ----------  ----------
            Total  Current  Liabilities                30,817      38,308
                                                   ----------  ----------
        Long - Term  Liabilities:
          Deferred  Taxes                             515,345     515,345
                                                   ----------  ----------
            Total  Long - Term  Liabilities           515,345     515,345
                                                   ----------  ----------
        Stockholders'  Equity:
          Common  Stock - $.01  par  value
            Authorized  20,000,000  shares
            Issued  3,854,450  shares                  38,545      36,303
          Paid  In  Capital                          1,046,721    488,463
          Retained  Earnings / (Deficit)             (900,592)    (79,306)
                                                   ----------  ----------
            Total  Stockholder's  Equity              184,674     445,460
                                                   ----------  ----------
        Total Liabilities and Stockholders' Equity $  730,836  $  999,113
                                                   ==========  ==========


                             See accompanying notes

                               MEGA HOLDING CORP.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             FOR THE PERIODS ENDED

                                                     Three Months Ended      Nine Months Ended
                                                          May  31,                 May  31,          August  31,
                                                      1999        1998         1999        1998        1998
                                                   (Unaudited) (Unaudited)  (Unaudited) (Unaudited)  (Audited)
                                                   ----------  ----------   ----------- ----------- -----------
    Net  Sales                                     $   21,760  $  272,562   $  156,591  $  395,184  $1,530,610

    Cost  Of  Sales                                    51,791      37,889       61,952      70,334     246,369
                                                   ----------  ----------   ----------  ----------  ----------
      Gross  Profit                                   (30,031)    234,673       94,639     324,850   1,284,241

    General  and  Administrative  Expenses:
      Advertising  and  Promotion                       2,309       1,169        5,459       3,652       1,982
      Commissions                                      62,145       7,453      137,811      36,178     108,373
      Consulting  Fees                                390,000           0      390,000           0           0
      Credit  Reports                                      26          59          365         506           0
      Dues                                                  0          25          545       1,329       2,463
      Education / Seminars                                  0         300            0       1,100       1,100
      Executive  Compensation                               0           0            0           0      88,616
      Equipment  Lease                                  1,256           0        1,566           0           0
      Insurance                                         5,860         604        8,320       1,351       2,667
      Interest  Expense                                 1,500           0        1,500           0           0
      Licenses  and  Application  Fees                    180           0        1,305                     579
      Miscellaneous                                     4,950          80        5,650       1,298       2,914
      Office  Expense                                   8,803       3,966       22,483      18,075      22,531
      Office  Supplies                                  8,034           0       13,074           0           0
      Payroll  and  Associated  Costs                       0       2,533        8,222       5,414       9,128
      Postage                                           1,770         860        4,954       1,971       4,092
      Printing                                          5,000         550        6,331         550           0
      Legal  and  Professional                         19,632           0       19,632       1,000      10,000
      Rent                                              3,941       3,941       11,823      11,824      15,765
      Taxes                                                 0           0          351           0       1,279
      Telephone  and  Utilities                         1,698       1,603        9,070       4,635       9,396
      Travel  and  Entertainment                       17,880       2,490       32,469       9,419      12,559
      Depreciation                                      2,710       2,760        7,544       8,181      12,500
                                                   ----------  ----------   ----------  ----------  ----------
      Total  Operating  Expenses                      537,694      28,393      688,474     106,483     305,944
                                                   ----------  ----------   ----------  ----------  ----------
    Earnings  Before  Unrealized  Holding  Loss
      on  Marketable Securities,  Other  Income,
      Income  Taxes,  and Other  Comprehensive
      Income (net of taxes)                          (567,725)    206,280     (593,835)    218,367     978,297

    Loss  on  Sale  of  Marketable  Securities       (190,338)          0     (264,777)          0     (37,960)
    Unrealized  Holding  Gain / (Loss)  on
    Marketable Securities                                   0     136,657            0     126,282           0
                                                   ----------  ----------   ----------  ----------  ----------
    Other  Income:
      Royalties  Income                                     0           0        4,583       3,275       3,275
      Interest  Income - Royalties                          0           0       12,376      12,375      12,375
      Interest  Income - Other                            292          18          425          18       5,860
                                                   ----------  ----------   ----------  ----------  ----------
      Total  Other  Income                                292          18       17,384      15,668      21,510
                                                   ----------  ----------   ----------  ----------  ----------

    Income  Before Income Taxes                      (757,771)    342,955     (841,228)    360,317     961,847
                                                   ----------  ----------   ----------  ----------  ----------
    Provision  For  Income  Taxes                           0     116,605      (28,376)    122,508     513,112
                                                   ----------  ----------   ----------  ----------  ----------
    Net  Income / (Loss)                             (757,771)    226,350     (812,852)    237,809     448,735
                                                   ==========  ==========   ==========  ==========  ==========
    Unrealized  Holding  Gain / (Loss)
    on  Marketable Securities                               0           0       (8,434)          0           0
                                                   ----------  ----------   ----------  ----------  ----------
    Comprehensive  Income / (Loss)                 $ (757,771) $  226,350   $ (821,286) $  237,809  $  448,735
                                                   ==========  ==========   ==========  ==========  ==========
      Net  Earnings / (Loss)  Per  Share:
      Net  Earnings / (Loss)                       $   (0.206) $    0.062   $   (0.221) $     0.07  $     0.12
      Weighted  Average  Number  of
      Common  Shares Outstanding                    3,678,961   3,630,250    3,678,961   3,630,250   3,630,250




                             See accompanying notes

                               MEGA HOLDING CORP.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY




                                                  Additional     Retained        Total
    September  1,  1996                 Common    Paid  In       Earnings/    Stockholders'
    To  May  31,  1999                  Stock      Capital       (Deficit)      Equity
    -------------------              ----------  -----------   ------------   ------------
    September  1,  1996              $   36,303   $  488,463   $     18,939   $  543,705

    Net  Loss - 1997                                               (137,803)    (137,803)
                                     ----------   ----------   ------------   ----------
    Total  Stockholders'  Equity
    As  of  August  31,  1997            36,303      488,463       (118,864)     405,902

    Dividends                                 0            0       (311,516)    (311,516)

    Net  Earnings                             0            0        448,735      448,735

    Unrealized  Holding  Loss                 0            0        (97,661)     (97,661)
                                     ----------   ----------   ------------   ----------
    Total  Stockholders'  Equity
    As  Of  August  31,  1998            36,303      488,463        (79,306)     445,460

    Issuance  of  Common  Stock             682      169,818              0      170,500

    Issuance  of  Common  Stock
           for  Services  Rendered        1,560      388,440              0      390,000

    Net  Earnings                             0            0       (812,852)    (812,852)

    Unrealized  Holding  Loss                 0            0         (8,434)      (8,434)
                                     ----------   ----------   ------------   ----------
    Total  Stockholders'  Equity
    As  Of  May  31, 1999            $   38,545   $1,046,721   $   (900,592)  $  184,674
                                     ==========   ==========   ============   ==========




                             See accompanying notes

                               MEGA HOLDING CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             FOR THE PERIODS ENDED



                                                   May  31,    August  31,
                                                    1999           1998
                                                  (Unaudited)   (Audited)
                                                  -----------  ----------
    Cash  Flow  from  Operating  Activities:
      Net  Income / (Loss)                         $(812,852)   $ 448,735

      Adjustments  To  Reconcile  Net  Income /
       (Loss)  To Net Cash  (Used) /
       Provided in Operating Activities:
        Depreciation                                   7,544       12,500
        Unrealized  Holding  (Gain) / Loss  on
          Marketable Securities                       (8,434)     (97,661)
        (Increase) / Decrease  in  Marketable
          Securities                                 586,817     (722,670)
        (Increase) / Decrease  in  Marketable
          Securities - Valuation All                 (97,806)     194,401
        (Increase) / Decrease  in  Notes
          Receivable                                   3,000      100,000
        (Increase) / Decrease  in  Restricted
          Securities                                       0     (100,000)
        Property  Dividends                                0     (311,516)
        (Increase) / Decrease  in  Accounts
          Receivable                                    (500)      38,861
        (Increase) / Decrease  in  Royalties
          Receivable                                       0           (1)
        (Increase) / Decrease  in  Royalties
          Receivable                                       0          377
        (Increase) / Decrease  in  Inventory         (21,280)           0
        (Increase) / Decrease  in  Deferred
          Tax Asset                                   68,364      (96,740)
        Increase / (Decrease)  in  Accounts Payable  (10,490)      11,432
        Increase / (Decrease)  in  Payroll
          Taxes Payable                                   (1)         188
        Increase / (Decrease)  in  Deferred
          Tax Liabilities                                  0      513,112
                                                    --------    ---------
        Total  Adjustments                           527,214     (457,717)
                                                    --------    ---------
      Net  Cash  (Used) / Provided  by
         Operating Activities                       (285,638)      (8,982)


    Cash  Flow  From  Investing  Activities:
        (Purchase) / Disposal  of  Property,
          Plant, & Equipment                          (3,663)      (3,129)
        (Increase) / Decrease  in  Marketable
          Securities                                       0        1,000
        (Increase) / Decrease  in  Restricted
          Securities                                       0       (5,837)
                                                    --------    ---------
      Net  Cash Provided by Investing Activities      (3,663)      (7,966)


    Cash  Flow  From  Financing  Activities:
        Increase / (Decrease)  in  Notes  Payable      4,000            0
        Increase / (Decrease)  in  Officer's
          Loan Payable                                (1,000)      21,500
        Proceeds  From  Sale  of  Common  Stock      560,500            0

      Net Cash Provided by Financing Activities      563,500       21,500
                                                    --------    ---------

    Net  Increase / (Decrease)  in  Cash             274,199        4,552
                                                    ========    =========
    Cash  at  the  Beginning  of  the  Period         19,612       15,060
                                                    ========    =========
    Cash  at  the  End  of  the  Period             $293,811    $  19,612
                                                    ========    =========



                             See accompanying notes

                               MEGA HOLDING CORP.
                 Notes To the Consolidated Financial Statements
                                  May 31, 1999



Note 1 - Basis of Presentation:

         The accompanying unaudited financial statements have been prepared by Mega Holding Corp. (the "Company") in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Results of operations for the nine-month period ended May 31, 1999 are not necessarily indicative of future financial results. For further information, refer to the financial statements and footnotes thereto for the fiscal year ended August 31, 1998, included with the Company's Form 10-KSB, as filed with the Securities and Exchange Commission.


Note 2 - Business Combinations:

         In December 1998, the Company formed and began operations of a wholly owned subsidiary, Securus Corp. Securus Corp. operates as a marketing and sales organization for its security-related product as well as for such products produced by other manufacturers.


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


Note 4 - Subsequent Events:

         On May 13, 1999 a merger between Ecoboard Holdings, Inc. (EHI), a wholly owned subsidiary of the Company, and American Ecoboard, Inc.
         (AEB), a manufacturer of alternative wood products, was completed. As compensation, the Company received 411,500 shares of AEB common stock with no value at present. Subsequent to May 31, 1999, the Company will distribute to professionals and shareholders 232,837 of these shares as payment for services rendered and property dividends.

                               Mega Holding Corp.
                          MDA Section - May 1999 Review


Results of Operations

Nine Months Ended May 31, 1999 Compared to Nine Months Ended May 31, 1998
-------------------------------------------------------------------------

Revenues for the nine months ended May 31, 1999 decreased $238,593 or 60.4% when compared to the nine months ended May 31, 1998. During the nine months ended May 31, 1999, the Company generated $156,591 (90.0%) of its revenues from business and financial consulting services, $17,384 (10.0%) of its revenues from its mining royalty interest, and $ -0- (0.0%) of its revenues from mortgage brokering activities. During the nine months ended May 31, 1998, the Company generated $364,682 (88.8%) of its revenues from business and consulting services, $15,650 (3.8%) of its revenues from its mining royalty interest, and $30,520 (7.4%) of its revenues from mortgage brokering activities.

Business and financial consulting services revenues decreased by $208,091 (42.9%) due to a slower third quarter. Revenues from the Company's mining royalty interest increased by $1,734 (11.1%) due to the extraction of coal in excess of the agreed upon 300,000 tons. The Company, therefore, received an additional royalty of $.0425 per ton in excess of the 300,000 tons during the interim period. Additionally, mortgage brokering activity revenues decreased $30,520 due to the Company issuing no mortgages to date.

Cost of sales for the nine months ended May 31, 1999 decreased by $8,382 (11.9%) when compared to the nine months ended May 31, 1998. General and administrative expenses however, increased by $581,992 (546.6%) for the nine months ended May 31, 1999 when compared to the nine months ended May 31, 1998 due to normal operating activities and the operational expenses of Securus Corp., the Company's wholly owned subsidiary, during its initial states. Additionally, consulting fees increased $390,000 (100.0%) for the nine months ended May 31, 1999 when compared to the nine months ended May 31, 1998 due to the use of outside consultants during the third fiscal quarter to further strengthen the Company's business strategy.

As a percentage of sales, cost of sales increased from 17.8% for the nine months ended May 31, 1998 to 39.6% for the nine months ended May 31, 1999 and general and administrative expenses increased from 26.95% for the nine months ended May 31, 1998 to 439.7% for the nine months ended May 31, 1999. These percentage decreases are attributable to the Company showing lower revenues for the nine months ended May 31, 1999 as compared to the nine months ended May 31, 1998.

Marketable securities decreased at May 31, 1999 when compared to May 31, 1998 due to the sale and depreciation of various securities during the interim period. Accordingly, an unrealized holding loss has been shown for the periods ended May 31, 1999 and 1998.

                               Mega Holding Corp.
                          MDA Section - May 1999 Review



The Company gains interests in other companies by acquiring shares of such companies' stocks as payment for services rendered. Prior to August 31, 1998, the Company acquired these securities with the intent to resell them within the next twelve months. At August 31, 1998, however, the Company has decided it will hold these securities as long as possible; until it requires cash flow for operations. The Company's marketable securities for the nine months ended May 31, 1999 decreased $332,290 from the same period in the prior fiscal year. This decrease is attributable to the fact that the Company sold securities as well as previously held securities depreciating in value. As of August 31, 1998, management classifies these marketable securities as available-for-sale because the Company now intends to hold these securities until a time when cash is required to continue operations. For the period ended May 31, 1998, management has classified these marketable securities as trading securities because the Company acquired these securities principally for the purpose of reselling them in the near term. During both periods, the securities are reported on the balance sheet at their fair market values. At May 31, 1998, any unrealized holding gains and losses were included in current earnings. At May 31, 1999, however, any unrealized holding gains and losses are included in other comprehensive income that is a component of stockholders' equity. As a result, for the nine months ended May 31, 1999, the Company maintained a net unrealized holding loss of $7,492 compared to a net unrealized holding gain of $126,282 for the nine months ended May 31, 1998.


Liquidity and Capital Resources
-------------------------------

As of May 31, 1999, the Company's current assets exceeded its current liabilities by $323,160 with $293,811 of current assets being composed of cash with the remainder being comprised of various receivables, inventory, and marketable securities.

Historically, the Company has financed its operations through cash flow from operations. Due to the current operating cash flow, the Company has no need to maintain any external funding sources.

As of May 31, 1999, the Company had no material commitments for capital expenditures.

During the nine months ended May 31, 1999, the Company received approximately $129,475 in the form of stock. Although the Company is receiving a greater percent of its revenues in stock, there is no material effect on the Company's liquidity and overall financial position. Although the Company anticipates to continue to distribute to its shareholders a portion of the stock that it receives in other entities, it is retaining a greater percentage of these stocks to be used as working capital. If the fees received are more so in the form of stock than cash, and the majority are distributed to the Company's shareholders, the Company's liquidity may be adversely affected. However, management anticipates, but cannot assure, that the cash portion of fees received and the proceeds from the sale of stock not distributed to the Company's shareholders will be sufficient to meet the Company's anticipated cash flow needs. Where the Company receives shares with restrictions on transfer, the Company will be required to hold such shares indefinitely and will only be able to sell such shares if and when the shares are registered on an exemption from registration is available, and if and when a market for such securities develops. Accordingly, such shares will not be able to be used to meet cash flow needs.

                               Mega Holding Corp.
                          MDA Section - May 1999 Review



At May 31, 1999, royalties due from Powderhorn International represented 21.1% of the Company's total assets. Based upon Powderhorn's prior history in payment of like kind transaction, management believes that all royalties will be collected on a timely basis.

As noted in the financial statements, the Company suffered a loss of $812,853 for the nine months ended May 31, 1999. As noted earlier, general and administrative expenses increased greatly primarily due to an increase in consulting fees thus generating 47.9% of this loss. In addition to the immediate aforementioned, the Company has also realized a realized loss on the sale of its marketable securities of $190,338 for the three months ended May 31, 1999 and a realized loss on the sale of its marketable securities of $264,777 for the nine months ended May 31, 1999.


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