Form 10KSB
period 1999-08-31
MEGA HOLDING CORP
filed 1999-11-24
CIK 1027642

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 2054
   ---------------------------------------------------------------------------


                                   FORM 10KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934. For the fiscal year ended August 31, 1999

                       Commission File Number: 001-12509

                               MEGA HOLDING CORP.
 ----------------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter)

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

   State issuer's revenues for its most recent fiscal year $  423,334.
                                                             ----------

   State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

   As of August 31, 1999, there were 3,858,450 shares of common stock held by non-affiliates ("Shares") outstanding having an aggregate market value of $-0-.

PART I

Item 1. Description of Business

General
-----------
   Mega Holding Corp. (the "Company") has been a mortgage broker since 1987, has provided business and financial consulting services since 1970 and retains a royalty interest in a coal mine that it acquired in 1973 and sold in 1980.

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

Rule 504 Offerings
------------------

   In prior years, the Company provided consulting services to companies seeking to raise up to $1,000,000 by offering stock pursuant to the exemption from registration provided by Rule 504 ("Rule 504") of Regulation D under the Securities Act of 1933 (the "Securities Act"). Since last year, the Securities and Exchange Commission (the "Commission") modified Rule 504 is a less attractive financing alternative than prior to the modifications. As a result, the Company did not consult on any Rule 504 offerings and does not anticipate doing so in the future.


                                      (1)

Rule 506 Offering
---------------------
   In February 1999, the Company announced that it was offering pursuant to Rule 506, pursuant to Regulation D under the Securities Act of 1933, as amended, 200,000 units at $2.50 per unit. Each unit consisted of one share of the Company's common shares and one redeemable common share purchase warrant exercisable at $5.00 per share. The company had raised $180,500 pursuant to this offering. Reverse Acquisitions

   The Company has also been involved in purchasing, selling and brokering "shell" companies for reverse acquisitions. A shell company is a corporation that, for one reason or another, no longer has substantive business operations, but has many shareholders and issued and outstanding shares, many of which shares are free trading or eligible to be free trading under Rule 144 of the Securities Act of 1933, as amended. In a reverse acquisition, the shareholders of a private Corporation with an existing or proposed business, exchange all of the shares of that private company or its business assets for a significant number (generally between 85% and 95%) of the shell company's stock. In form, the shell company acquires 100% of the stock or the business of the private company but, in substance, the shareholders of the private company have acquired control of the shell company. Reverse acquisitions are attractive to a private company that is seeking a trading market for its securities without having to undergo the time-consuming and costly process of filing a registration statement with the Securities and Exchange Commission (the "Commission") and without having to find an underwriter willing and capable of selling its shares to the public. The trading market enhances the ability of the private company (now a subsidiary of the shell company) to raise funds.

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


Spin - Off Transactions
-----------------------
   One of the potential problems dealing with shell companies is the inability to be completely certain that there are no undisclosed problems or liabilities that may be inherited by the new shareholders of a private company that acquires control of a shell company in a reverse acquisition. To alleviate this potential problem and still provide a trading market for corporate clients, the Company does spin-off transactions. In a spin-off transaction, one company ("Company A") acquires stock of another company ("Company B"). Company A then distributes shares of Company B to Company A's shareholders. Assuming Company A has a significant number of shareholders, Company B will have a significant number of shareholders following the spin-off transaction,.







                                       (2)

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

On October 30, 1998, a Mega subsidiary, Parkway Technology Corporation, merged with Eurocash Funding, a Jersey, Channel Islands, Ltd. Company. Mega shareholders of record as of October 30,1998, will be receiving pro-rata distribution of shares in Eurocash, Inc..

On May 7, 1999, a Mega subsidiary, Galaxy Financial Services Corp., merged with American EcoBoard, Inc. to form AEB Acquisition Corp. Your Board of Directors had authorized a pro-rata distribution of shares in Ecoboard Holdings, Inc., to Mega shareholders of record as of June 26, 1997.

On  September  22,  1999,   another  Mega   subsidiary,   Advanced   Lubrication
Technologies,   Inc.   merged  with  a  French  based  company  named   Advanced
Communication Research, SA. To form Advanced Communication Research, Inc..

Consulting / Marketing Services
--------------------------------
   Securus Corp. a wholly owned subsidiary of Mega Holding Corp., was formed in November 1998 as a consulting and sales/marketing organization. In June 1999, Securus Corp. entered into an agreement with Olympic Capital, Inc. to act as marketing agent of its services to hospitals and health institutions.


   The Company has a consulting agreement with Eagle Wireless International, Inc., wherein the Company is providing certain consulting activities related to financing, mergers and acquisitions.


                                       (3)

Colorado Coal Mine Royalties
----------------------------
   In 1973, the Company purchased a coal mine located in Palisade, Colorado. In 1980, the Company disposed of its interest in the mine to Powderhorn International, Inc. ("Powderhorn"), a professional mine operator, but retained a royalty interest. Powderhorn was acquired by Quaker Holding Co., Inc. in January 1998. Pursuant to the settlement of a dispute relating to the royalties, Quaker is required to pay the Company additional royalties totaling $624,044 at the rate of $12,750 per annum, payable on January 1st of each year as a non-production royalty through the year 2043. As of August 31, 1999, the unpaid balance of the additional royalties totaled $554,744. In addition, the Company is to receive a royalty ("Production Royalties") of four and one-quarter cents ($.0425) per ton of coal for each ton over 300,000 tons produced per year, which royalty is due and payable in January of each year. Coal production for 1999 has decreased approximately 49% over the 1998 level.

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



Marketing
---------
     Generally, the Company conducts no advertising. However, during 1999, the Company has completely revamped its web site. It is expected that this will present a clearer description of its business and further enhance its business opportunities.


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

     The Company has not registered as a broker-dealer under either federal or state securities laws with respect to its business and financial consulting activities because its management does not believe that the Company comes within the definition of either a "broker" or a "dealer" as those terms are defined in the rules and regulations under the Exchange Act. The Company's most significant activities are acting as advisor for acquisitions, particularly reverse acquisitions, and arranging for clients' financing, as opposed to actually

                                       (4)
raising money for its clients. The Company does not have a client base of investors to whom it presents a customer as a possible investment vehicle; rather, the Company may refer the client to a broker-dealer or other entity which may decide to raise the money for that customer. For both services, advising on reverse acquisitions and referring customers to capital-raising entities, the Company may receive fees consisting of cash and/or stock. The Company is not a "broker" because it does not effect securities transactions for the account of others in any fashion. The Company is not a "dealer" because the Company's activities consist of acting only as an advisor, and do not consist of buying and selling securities in the traditional sense as any securities received by the Company are received as a fee for services rendered as opposed to being acquired from the issuer.

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


Employees
---------
     As of August 31, 1999, the Company had seven full-time employees consisting of five executives and two staff members at its office located in Staten Island, New York.

Seasonality
-----------
     The Company's business and revenues are determined by consummation of contemplated transactions and, thus, are not seasonal.


Item 2. Description of Property

     The Company maintains its principal executive offices at 278A New Dorp Lane, Staten Island, New York in an approximately 1,300 square foot office facility pursuant to a lease originally entered into in January, 1984, and thereafter renewed periodically. The current renewal term expires on January 31, 2001. The annual rental is $12,300 per annum ($1,025. per month) plus tenant's proportionate share of real estate taxes and escalations for the subject premises in the amount of $288.72 per month for a total annual rental of $15,764.64.




                                       (5)

Item 3. Legal Proceedings

   None

Item 4. Submission of Matters to a Vote of Security Holders

   None


                                     PART II

   Item 5. Market For Common Equity and Related Stockholder Matters

     As of August 31, 1999, there were approximately 300 holders of Common Shares. The Common Shares have not and do not trade. On that date, there were outstanding approximately 3,858,450 Shares of Common and -0- Preferred Shares. On October 25,1999. Public Securities, Inc. of Spokane, Washington has filed 15c2-11 with the NASD on behalf of the company.

     The Company has not declared any cash dividends and does not expect to do so in the foreseeable future. The Company has distributed stock dividends of the stock of certain corporations of which it is a shareholder as follows:

Ecoboard Holdings, Inc.              178,681 shares of common stock
Eurocash, Inc.                       275,000 shares of common stock

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences included, but are not limited to, those discussed in the sections entitled "Business" and "Risk Factors," as well as those discussed elsewhere in this Annual Report on Form 10-KSB. The Company disclaims any intent or obligation to update these forward-looking statements.

Fiscal Year Ended August 31, 1999 Compared to the
Fiscal Year Ended August 31, 1998

Revenues for the fiscal year ended August 31, 1999 decreased $1,128,786 or 72.7% when compared to the fiscal year ended August 31, 1998. During the fiscal year ended August 31, 1998, the Company generated $405,847 (95.9%) from business and financial consulting services, $16,959 (4.0%) from its mining royalty interest, and $528 (0.1%) from its mortgage brokering activities. During the fiscal year ended August 31, 1997, the Company generated $1,505,950 (97.0%) from business consulting services, $15,650 (1.0%) from its mining royalty interest, and $30,520 (2.0%) from its mortgage brokering activities.

Revenues from business and financial consulting services and mortgage services decreased $1,100,104 (73.1%), and $29,992 (98.3%), respectively whereas mining royalties increased $1,309 (8.4%). Business and financial consulting service revenues and mortgage revenues decreased due to decreased activities in their respective areas whereas mining royalties increased between these periods due to the extraction of coal in excess of the agreed upon 300,000 tons.

Cost of sales decreased by $198,975 (80.8%) and general and administrative expenses increased by $381,278 (124.6%) when compared to the fiscal year ended August 31, 1998. The decrease in cost of sales is attributable to lower revenues. Additionally, bad debt expense, consulting fees, and office expense increased whereas executive compensation decreased by $21,310 (100.0%); $390,000 (100.0%); $19,459 (86.4%); and $73,815 (83.3%), respectively. The aforementioned expenses changed as a result of continuing operations. Executive compensation, however, decreased as a result of the Company issuing property dividends in the form of investment stocks to its shareholders rather than only to its officers and directors.

As a percentage of sales, cost of sales decreased from 16.1% in fiscal 1998 to 11.7% in fiscal 1999 whereas general and administrative expenses increased from 20.0% in fiscal 1998 to 169.7% in fiscal 1999. These percent changes are attributable to the Company showing lower revenues for the year ended August 31, 1999 when compared to the year ended August 31, 1998.

Marketable securities at August 31, 1999 decreased when compared to August 31, 1998 due to the sale of various securities during the fiscal year. Accordingly, the fiscal years ended August 31, 1999 and August 31, 1998 show realized losses on the sale of marketable securities as well as unrealized holding losses (below earnings and included in earnings), respectively.

The Company has gained interest in other companies by acquiring shares of such companies' stocks. The Company acquires these securities as compensation under its business and consulting activities. The Company's marketable securities for the year ended August 31, 1999 decreased $519,176 from the prior year. This decrease is attributable to the Company selling a number of shares within its portfolio. Prior to September 1, 1997, management had classified these marketable securities as trading securities because the Company had acquired them with the intent of reselling them in the near future. The securities were therefore reported on the balance sheet at fair market value with any unrealized holding gains and losses included in current earnings. For the fiscal year ended August 31, 1997, this resulted in a $41,127 unrealized holding loss. During the fiscal year ended August 31, 1998, management has changed its position on how to carry these marketable securities; rather than classifying them as trading securities, management has elected to treat these securities as available-for-sale which requires a separate valuation account on the balance sheet to bring these securities to their fair market value with the offset being shown as an unrealized holding gain or loss below net earnings of the statement of operations. For the year ended August 31, 1999, the Company showed an unrealized holding loss of $61,691 (net of tax).

As a result of the foregoing, the Company realized a net loss of $371,476 and a net comprehensive loss of $433,167 for the fiscal year ended August 31, 1999 compared to net income of $448,735 for the fiscal year ended August 31, 1998.

Liquidity and Capital Resources

As of August 31, 1999, the Company's current assets exceeded its current liabilities by $242,996 with $252,500 being comprised of cash.

Historically, the Company has financed its operations through cash flow from operations. Due to the current operating cash flow, the Company has no need to maintain any external funding sources.

At August 31, 1999, the Company had no material commitments for capital expenditures.

For the fiscal years ended August 31, 1999, 1998, and 1997, the value of fees received by the Company in the form of securities was $377,222, $1,416,090, and $113,216, respectively. Due to the unrestricted nature of these securities, this method of compensation has no material effect on the Company's liquidity and overall financial position. In the future, the Company plans to continue distributing to its shareholders the majority of the securities that it receives in other entities. If the fees received are more so in the form of securities than cash, and continue to be distributed to the Company's shareholders, the Company's liquidity may be adversely affected. However, management anticipates, but cannot assure, that the cash portion of fees received and the proceeds from the sale of securities not distributed to the Company's shareholders will be sufficient to meet the Company's anticipated cash flow needs. When the Company receives shares with restrictions on transfer, the Company will be required to hold such shares indefinitely and will only be able to sell such shares if and when the shares are registered on an exemption from registration and it becomes available, and if and when a market for such securities develops. Accordingly, such shares will not be able to be used to meet cash flow needs.

At August 31, 1999 and August 31, 1998, royalties due from Quaker Holding Company, Inc., formerly known as Powderhorn Incorporated, represented 16.7% and 6.5% of the Company's total assets, respectively. Based upon Quaker's prior history in payment of like kind transactions, management believes that all royalties will be collected on a timely basis.

Item 7.  Financial Statements


Item 8.  Changes in and Disagreements With Accountants

     Not applicable.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons:
        Compliance with Section 16(a) of the Exchange Act

Directors and Officers
------------------------
     The following sets forth the names of the Company's directors and officers. Directors of the Company are elected annually by the shareholders and the officers are appointed annually by the Board of Directors.

Name                  Age    Position                                     Since
--------------        ---    --------                                     -----
Thomas M. Abate       62     President and a Director                     1986

James D. Paulsen      63     Executive Vice President,                    1991
                             Secretary and a Director

John M. Seroor        70     Treasurer and a Director                     1994

Silvio Codispoti      56     Senior Vice President                        1991

Lorraine Zarzana      39     Assistant Secretary                          1997

                                       (6)

   THOMAS M. ABATE has been President and Director of the Company from its inception and served as Chairman of the Board of Directors of Megatron Holding Corp. (OTC) from 1983 to 1987. He was the Manhattan Area Manager of the U.S. Treasury Department, SB Division from 1974 to 1984. Mr. Abate received a BS in Finance from Wagner College.


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


   JOHN M. SEROOR has been Treasurer & Director of the Company since 1994 and has been associated with the Company from its inception. From 1963 to 1968 he was a chemist for the Food and Drug Administration in Cincinnati, Ohio and Brooklyn, New York, and from 1968 to 1994 he was a quality control supervisor for Carter-Wallace, Inc. Mr. Seroor graduated from the University of Connecticut where he earned a BA in Chemistry.


   LORRAINE ZARZANA has served as Office Manager for the Company since April 1997. Prior to joining the Company, Ms. Zarzana was a housewife.



Item 10. Executive Compensation

   The following table shows all the cash compensation paid by the Company as well as certain other compensation paid during the fiscal years indicated, to the Chief Executive Officer for such period in all capacities in which he served. No other Executive Officer received total annual salary and bonus in excess of $100,000.
















                                    (7)

                           SUMMARY COMPENSATION TABLE

     The following table provides information as to annual long-term and other compensation paid by the Company to its Chief
Executive Officer and to each of the other named executive officers of the Company who earned in excess of $100,000 per year for services rendered in all capacities to the Company.

                                   Long Term Compensation
-------------------------------------------------------------------------------------------------------
   (a)                 (b)     (c)      (d)      (e)        (f)              (g)               (h)                      (i)
                                             Other
                                        Annual  Restricted   Options               LTIP      All Other
Name and              Fiscal    Salary  Bonus    Compen-      Stock      SARs     Payouts  Compensation
Principal Position     Year       ($)    ($)     sation ($)   Awards      (#)       ($)        ($)
------------------     -----    ------  -----   -----------  -------     ----     -------  ------------
Thomas M. Abate       1999        (1)    N/A        N/A         0         0          0          0
                      1998        (2)    N/A        N/A         0         0          0          0
                      1997        (3)    N/A        N/A         0         0          0          0
                      1996        (4)    N/A        N/A         0         0          0          0
                      1995        (5)    N/A        N/A         0         0          0          0
--------------------------------------------------------------------------------------


(1) $4,721 consisting of 7,000 common shares of American Ecoboard, Inc. at a fair market value of $0.35 per share; 10,000 common shares of Eurocash, Inc. at a fair market value of $0.23 per share. $14,770. Consisting of dividends of 41,842 common shares of American Ecoboard, Inc. and 52,040 common shares of Eurocash, Inc, with a value of $11,709.

(2) $24,375 consisting of 15,000 common shares of Clearworks.net at fair market value of $1.625 per share; $74,918 consisting of dividends of 35,000 common shares of Southern Security Bank Corp.; 79,835 common shares of Fleetclean Systems, Inc., for a total value of $99,293.

(3) Consists of 50,000 common shares of ARXA at fair market value of $2.25 per share.

(4) Consists of 75,000 shares of QCS Corp. at fair market value $.50 per shares; 46,000 shares of ARXA International Energy, Inc. at fair market value $.50 per shares; 50,000 shares of Hiawatha Industries, Inc. (restricted) no market value.

(5) Consists of 20,000 shares of Capital Communications Corp. at fair market value of $.50 per share; 40,000 shares of First Nordic Equity Partners Corp. at fair market value $.10 per share; 30,000 shares of Republic International Corp. at fair market value $.50 per share.

The amount of securities distributed to Mr. Abate has been, and will continue to be, determined by the Company's Board of Directors.





                                            (8)

Item 11.   Security Ownership of certain Beneficial Owners and Management

     The following table sets forth information as of August 31,1999, the number percentage of shares of the common stock of the Company, owned of record beneficially, by each officer and directors of the Company and by any other person owning more than 5% of the Company's Outstanding Common Stock and by officers and directors as a group.

                                                 Shares
Name & Address                             Beneficially Owned          Percent
--------------                             ------------------          -------
Thomas M. Abate                              1,158,405 (1)             30.007%
231 Clarke Avenue
Staten Island, NY 10306

James D. Paulsen                               367,000 (2)              9.508%
511 East 80th Street
New York, NY 10021

T.G.J. & Associates                            496,664 (3)             12.865%
618 74th Street
Brooklyn, NY 11209

Emco Enterprises                                230,000 (4)             5.958%
45 Park Place South
P.O. Box 174
Morris Town, NJ 07950


Silvio Codispoti                                127,000 (5)             3.289%
115 Sylvia Street
Staten Island, NY 10312


John M. Seroor                                  102,500                 2.655%
11 Emerson Road
Somerset, NJ 08873

Lorraine Zarzana                                 10,000                  .255%
23 Stare Court
Staten Island, NY 10312

All Officers and Directors                    2,491,569                64.541%
As a Group
(6 persons)
---------------------------
1. Includes 100,000 shares as joint tenant with Renee Abate and 35,000 shares in the name of Renee Abate; 15,000 shares as custodian for Amanda Alexander; 15,000 shares as custodian for Megan Abate; 15,000 shares as custodian for Samantha Alexander; and 15,000 shares as custodian for for James Abate, and 15,000 shares as custodian for Emily Ann Abate. Mr. Abate has sole investment power and sole voting power over these shares.
                                            (9)

2. Includes 25,000 shares as joint tenant with Judith Paulsen and 2,000 in the name of Judith Paulsen. Mr. Paulsen has sole investment power and sole voting power over these shares.

3. Of the Common Shares owned by TGJ & Associates ("TGJ"), 248,332 shares are beneficially owned by Thomas M. Abate and 248,332 shares are beneficially owned by James D. Paulsen. Messrs. Abate and Paulsen have shared investment power and shared voting power of these shares. All of the shares of TGJ beneficially owned by Messrs. Abate and Paulsen are included in the shares owned by all officers and directors as a group.

4.       Emco Enterprises is owned by Greg Marinelli.

5. Includes 500 shares as joint tenants with Dina Codispoti; 4,000 shares in the name of Dina Codispoti; 500 shares as joint tenant with Dennis Codispoti; 4,000 shares in the name of Dennis Codispoti; and 4,000 shares as joint tenant with Florence Codispoti. Mr. Codispoti has sole investment power and sole voting power over these shares.


Item 11. Certain Relationships and Related Transactions
-------------------------------------------------------
     During the fiscal years ended August 31, 1999 and 1998, there were no transactions, and there are no proposed transactions to which the Company was or is to be a party in which any of its directors, executive officers, principal shareholders or any member of the immediate family of any such person has or is to have direct or indirect material interest.



















                                            (10)

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, "hereunto duly authorized.

                                            MEGA HOLDING CORP.

Dated: November 24, 1999                    By: /s/ Thomas M. Abate
       -----------------                        ------------------------
                                                Thomas M. Abate
                                                President and Principal
                                                Executive Officer

                                            By: /s/John M. Seroor
                                                -------------------------
                                                John M. Seroor
                                                Treasurer and Principal
                                                Financial Officer


























                                            (11)

--------------------------------------------------------------------------------

                       MEGA HOLDING CORP. and SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 1999 AND 1998

--------------------------------------------------------------------------------




                                Table of Contents




                                                                            Page
                                                                            ----

Independent  Accountant's  Report . . . . . . . . . . . . . . . . . . . .. . .1

Consolidated  Balance  Sheets . . . . . . . . . . . . . . . . . . . . . .. . .2

Consolidated  Statements  of  Operations . . . . . . . . . . . . . . . .  . . 3

Consolidated  Statements  of  Changes  in  Shareholders'  Equity . . . .  . . 4

Consolidated  Statements  of  Cash  Flows . . . . . . . . . . . . . . . .. . .5

Notes  to  the  Consolidated  Financial  Statements . . . . . . . . . .  6 - 16

                         Independent Accountant's Report




To the Board of Directors and Stockholders of Mega Holding Corp.:

We have audited the accompanying balance sheets of Mega Holding Corp. and Subsidiaries as of August 31, 1999 and 1998, and the related statements of operations, stockholders' equity, and cash flows for the years ended August 31, 1999, 1998 and 1997. These financial statements are the responsibility of Mega Holding Corp.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of Mega Holding Corp. as of August 31, 1999 and 1998, and the results of their operations, stockholders' equity, and their cash flows for the years ended August 31, 1999, 1998 and 1997 in conformity with generally accepted accounting principles.




McManus & Co., P.C.
Certified Public Accountants
Morris Plains, New Jersey


November 19, 1999

--------------------------------------------------------------------------------

                        MEGA HOLDING CORP. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   AUGUST 31,

--------------------------------------------------------------------------------


                                     ASSETS
                                                                            1999           1998
                                                                         ------------   ------------
      Current  Assets:
           Cash                                                        $     252,500  $      19,612
           Accounts  Receivable (Note 2)                                           0         12,810
           Royalties  Receivable (Note 3)                                        407            376
           Notes  Receivable (Note 4)                                         16,700         28,200
           Inventory (Note 1)                                                 10,710              0
           Employee Advance                                                      500              0
           Prepaid Expenses                                                    1,250              0
                                                                         ------------   ------------
                Total  Current  Assets                                       282,067         60,998

      Property  and  Equipment:
           Office  Equipment  at  Cost (Note 1)                               92,737         69,793
           Less:  Accumulated  Depreciation                                  (62,447)       (51,692)
                                                                         ------------   ------------
                Net  Property  and  Equipment                                 30,290         18,101

      Investments  and  Other  Assets:
           Deferred  Tax  Asset (Note 12)                                    220,078         96,740
           Marketable  Securities (Notes 1 & 5)                              235,259        754,435
           Marketable  Securities - Valuation  Allowance  to  FMV           (107,978)      (194,401)
           Restricted  Marketable  Securities (Note 6)                       109,124        109,124
           Royalties  Receivable (Note 3)                                    153,660        154,116
                                                                         ------------   ------------
                Total  Investments  &  Other  Assets                         610,143        920,014

                                                                         ============   ============
      Total  Assets                                                    $     922,500  $     999,113
                                                                         ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

      Current  Liabilities:
           Accounts Payable & Accrued Expenses                         $      13,442  $      11,432
           Officer's  Loan                                                    24,500         26,500
           Payroll  Taxes  Payable                                             1,129            376
                                                                         ------------   ------------
                Total  Current  Liabilities                                   39,071         38,308

      Long - Term  Liabilities:
           Deferred  Taxes (Note 3)                                          418,227        515,345
                                                                         ------------   ------------
                Total  Long - Term  Liabilities                              418,227        515,345

      Commitments  and  Contingent  Liabilities (Note 9)

      Stockholders'  Equity:
           Common  Stock - $.01  par  value
                Authorized  20,000,000  shares
                Issued  3,858,450  and  3,630,250  shares,  respectively      38,585         36,303
           Paid  In  Capital                                               1,056,681        488,463
           Retained  Earnings / (Deficit)                                   (630,064)       (79,306)
                                                                         ------------   ------------
                Total  Stockholders'  Equity                                 465,202        445,460

                                                                         ============   ============
      Total  Liabilities  and  Stockholders'  Equity                   $     922,500  $     999,113
                                                                         ============   ============

--------------------------------------------------------------------------------

                        MEGA HOLDING CORP. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE YEARS ENDED AUGUST 31,

--------------------------------------------------------------------------------

                                                                  1999            1998            1997
                                                               ------------    ------------   -------------
       Net  Sales                                            $     404,971   $   1,530,610  $      200,203
                                                               ------------    ------------   -------------

       Cost  Of  Sales                                              47,394         246,369          96,794
                                                               ------------    ------------   -------------

           Gross  Profit                                           357,577       1,284,241         103,409
                                                               ------------    ------------   -------------

       General  and  Administrative  Expenses:
           Advertising                                                 557           1,982              27
           Bad Debt Expense                                         21,310               0               0
           Commissions                                              97,247         108,373          69,078
           Consulting Fees                                         390,000               0               0
           Dues  and  Subscriptions                                  2,109           2,463             275
           Education / Seminars                                          0           1,100               0
           Executive  Compensation                                  14,801          88,616         113,216
           Exposition/Shows                                          3,150               0               0
           Insurance                                                 4,612           2,667             889
           Licenses  and  Application  Fees                            725             579             671
           Miscellaneous                                             1,385           2,914           3,860
           Office  Expense                                          41,990          22,531          17,580
           Payroll  and  Related  Costs                             17,755           9,128           6,658
           Postage                                                   5,913           4,092               0
           Professional  Fees                                       23,132          10,000           6,000
           Rent                                                     15,765          15,765          14,348
           Taxes                                                       350           1,279          11,835
           Telephone  and  Utilities                                11,557           9,396           9,728
           Travel  and  Entertainment                               24,109          12,559          21,883
           Depreciation                                             10,755          12,500           7,832
                                                               ------------    ------------   -------------

           Total  Operating  Expenses                              687,222         305,944         283,880
                                                               ------------    ------------   -------------

       Earnings/(Loss) Before Gains/(Loss) on Marketable
           Securities, Other Income, Income Taxes,
           and Comprehensive Income(net of taxes)                 (329,645)        978,297        (180,471)

           Loss  on  Sale  of  Marketable  Securities             (212,542)        (37,960)              0
           Unrealized  Holding  Gain / (Loss)  on  Marketable
              Securities (Note 5)                                        0               0         (41,127)
                                                               ------------    ------------   -------------

       Other  Income/Expenses:
           Royalties  Income                                         4,585           3,275             375
           Interest  Income - Royalties                             12,374          12,375          12,375
           Interest  Income/Expense - net                             (405)          5,860              55
                                                               ------------    ------------   -------------
              Total  Other  Income                                  16,554          21,510          12,805
                                                               ------------    ------------   -------------

       Earnings / (Loss)  Before  Income  Taxes                   (525,633)        961,847        (208,793)
           Provision  For  Income  Taxes                          (154,157)        513,112         (70,990)
                                                               ------------    ------------   -------------
       Net  Earnings / (Loss)                                     (371,476)        448,735        (137,803)

       Comprehensive  Income / (Loss),  net  of  taxes:
           Unrealized  Holding / ( Loss) (Note 5)                  (61,691)        (97,661)              0
                                                               ============    ============   =============
       Comprehensive  Income / (Loss)                        $    (433,167)  $     351,074  $     (137,803)
                                                               ============    ============   =============

           Net  Earnings / (Loss)  Per  Share:
              Basic  Net  Earnings / (Loss) - net income     $       (0.10)  $        0.12  $        (0.04)
              Diluted  Net  Earnings / (Loss) - net income   $       (0.10)  $        0.12  $        (0.04)
              Net  Earnings / (Loss) - comprehensive income  $       (0.12)  $        0.10  $        (0.04)
              Weighted  Average  Number  of  Common  Shares
                 Outstanding                                     3,723,500       3,630,250       3,630,250

--------------------------------------------------------------------------------

                        MEGA HOLDING CORP. & SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                         FOR THE YEARS ENDED AUGUST 31,

--------------------------------------------------------------------------------



                                                                   Additional        Retained          Total
          September 1, 1997               Common Stock               Paid In        Earnings /      Stockholders'
          To August 31, 1999         Shares        Dollar Value      Capital          Deficit          Equity
       -------------------------   ------------    ------------    ------------    --------------   -------------


       September  1,  1997           3,630,250   $      36,303   $     488,463   $        18,939  $      543,705

       Net  Loss 1997                                                                   (137,803)       (137,803)
                                   ------------    ------------    ------------    --------------   -------------

       Total  Stockholders'  Equity
       As  Of  August  31,  1997     3,630,250          36,303         488,463          (118,864)        405,902

       Dividends                                                                        (311,516)       (311,516)

       Net Earnings 1998                                                                 448,735         448,735

       Unrealized  Holding  Loss                                                         (97,661)        (97,661)
                                   ------------    ------------    ------------    --------------   -------------

       Total  Stockholders'  Equity
       As  Of  August  31,  1998     3,630,250          36,303         488,463           (79,306)        445,460

       Issuance  of  Common  Stock      72,200             722         179,778                 0         180,500

       Common  Stock  Issued
            For  Services  Rendered    156,000           1,560         388,440                 0         390,000

       Dividends                                                                        (117,591)       (117,591)

       Net  Loss  1999                                                                  (371,476)       (371,476)

       Unrealized  Holding  Loss                                                         (61,691)        (61,691)
                                   ------------    ------------    ------------    --------------   -------------

       Total  Stockholders'  Equity
       As  Of  August  31,  1999     3,858,450   $      38,585   $   1,056,681   $      (630,064) $      465,202
                                   ============    ============    ============    ==============   =============

--------------------------------------------------------------------------------

                        MEGA HOLDING CORP. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE YEARS ENDED AUGUST 31,

--------------------------------------------------------------------------------


                                                                                1999            1998            1997
                                                                             ------------    ------------    ------------

Cash  Flow  from  Operating  Activities:
    Net  Income / (Loss)                                                   $    (371,476)  $     448,735   $    (137,803)

    Adjustments  To Reconcile  Net Income /
     (Loss) To Net Cash Provided / (Used) In Operating Activities:
       Depreciation                                                               10,755          12,500           7,832
       Stock  Issued  For  Services  Rendered                                    390,000               0               0
       Unrealized  Holding  (Gain) / Loss  on  Marketable  Securities-Trad.            0               0          41,127
       Unrealized  Holding  Gain / (Loss)  on  Marketable  Securities-AFS        (61,691)        (97,661)              0
       (Increase) / Decrease  in  Marketable  Securities                         519,176        (722,670)        145,855
       (Increase) / Decrease  in  Marketable  Securities-Valuation Allow.        (86,423)        194,401               0
       (Increase) / Decrease  in  Notes  Receivable                                    0         100,000               0
       (Increase) / Decrease  in Inventory                                       (10,710)              0               0
       (Increase) / Decrease  in  Restricted  Securities                               0        (100,000)              0
       Property  Dividends                                                      (117,591)       (311,516)              0
       (Increase) / Decrease  in  Accounts  Receivable                            12,810          38,861          (8,171)
       (Increase) / Decrease in Employee Advance                                    (500)              0               0
       (Increase) / Decrease  in  Royalties  Receivable (Current)                    (31)             (1)            (32)
       (Increase) / Decrease  in  Royalties  Receivable (Long-term)                  456             377             375
       (Increase) / Decrease in Prepaid Expenses                                  (1,250)              0               0
       (Increase) / Decrease  in  Deferred  Tax  Asset                          (123,338)        (96,740)              0
       Increase / (Decrease)  in  Accounts  Payable  and  Accrued  Expenses        2,010          11,432          (6,257)
       Increase / (Decrease)  in   Payroll  Taxes  Payable                           753             188             188
       Increase / (Decrease)  in  Deferred  Tax  Liability                       (97,118)        513,112         (55,000)
                                                                            ------------    ------------    ------------

       Total  Adjustments                                                        437,308        (457,717)        125,917
                                                                            ------------    ------------    ------------

    Net  Cash  Provided / (Used)  by  Operating  Activities                       65,832          (8,982)        (11,886)

Cash  Flow  from  Investing  Activities:
       (Purchase) / Disposal  of  Property,  Plant & Equipment                   (22,944)         (3,129)        (15,249)
       (Increase) / Decrease  in  Notes  Receivable                               11,500           1,000           5,800
       (Increase) / Decrease  in  Restricted  Securities                               0          (5,837)         26,713
                                                                            ------------    ------------    ------------

    Net  Cash  Provided / (Used)  by  Investing  Activities                      (11,444)         (7,966)         17,264

Cash  Flow  from  Financing  Activities:
       Proceeds  From  Sale  of  Common  Stock                                   180,500               0               0
       Increase / (Decrease)  in  Officer's  Loan  Payable                        (2,000)         21,500           5,000
                                                                            ------------    ------------    ------------

    Net  Cash  Provided / (Used)  by  Financing  Activities                      178,500          21,500           5,000
                                                                            ------------    ------------    ------------

Net  Increase / (Decrease)  in  Cash                                             232,888           4,552          10,378

Cash  at  the  Beginning  of  the  Year                                           19,612          15,060           4,682
                                                                            ------------    ------------    ------------

Cash  at  the  End  of  the  Year                                          $     252,500   $      19,612   $      15,060
                                                                            ============    ============    ============

Additional Disclosure  of Operating  Cash Flow Cash paid during the years ended August 31,

          Tax  Expense                                                     $         350   $       1,279   $           0


                       MEGA HOLDING CORP. AND SUBSIDIARIES
                        Notes To The Financial Statements
                                 August 31, 1999





Note 1 -  Basis of Presentation and Significant Accounting Policies:

         Mega Holding Corp. (the Company) incorporated as a New York corporation and commenced business on March 31, 1970. The Company offers its services to corporations that are seeking banking and investment banking relationships. The Company charges a fee for these services and at times earns an equity interest in these companies. Fees are also earned from clients that wish to go public and/or raise capital. The Company is licensed and registered with the New York State Banking Department as a mortgage broker wherein it earns fees. In addition, the Company receives royalties from Quaker Holding Company, Inc., formerly known as Powderhorn Incorporated, located in Prestonsburg, Kentucky.

         Additionally, in December 1998, the Company formed and began operations of a wholly owned subsidiary, Securus Corp. Securus Corp. operates as a marketing and sales organization for its security-related products as well as for such products produced by other manufacturers.

A)       Consolidation

         At August 31, 1999, the Company has a wholly owned subsidiary, Securus Corp.

B)       Cash and Cash Equivalents

         The Company has $252,500 and $19,612 invested at August 31, 1999 and 1998, respectively of which $232,651 and $8,136, respectively are in interest bearing accounts.

C)       Inventory

         Inventories are valued at the lower of cost or market. The cost is determined by using the FIFO method. Inventory consists of the following:

                                                           August 31,
                                                     --------------------
                                                        1999        1998
                  Raw Materials                      $ 10,710    $  - 0 -
                                                      -------     -------
                                                     $ 10,710    $  - 0 -
                                                      =======     =======

          ---------------------------------------------------------

D)       Property and Equipment

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

E)       Impairment of Long Lived and Identifiable Intangible Assets

         The Company  evaluates  the  carrying  value of  long-lived  assets and intangible assets for potential impairment on an ongoing basis. An impairment loss would be deemed necessary when the estimated non-discounted future cash flows are less than the carrying net amount of the asset. If an asset were deemed to be impaired, the asset's recorded value would be reduced to fair market value. In determining the amount of the charge to be recorded, the following methods would be utilized to determine fair value:

         1)       Quoted market prices in active markets.
         2)       Estimate based on prices of similar assets.
         3)       Estimate based on valuation techniques.

         As of August 31, 1999 and 1998, no impairment exists.

F)       Revenue Recognition

         The Company recognizes revenues at the point in time when the stock in the newly formed company is sold.

G)       Cost of Sales

         Cost of sales consists wholly of those expenditures accumulated when acquiring the original company.

          ---------------------------------------------------------

H)       Marketable Securities

         In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.115, "Accounting for Certain Investments in Debt and Equity Securities," effective for fiscal years beginning after December 15, 1993. This statement considers debt securities that the Company has both the positive intent and ability to hold to maturity are carried at amortized cost. Debt securities that the Company does not have the positive intent and ability to hold to maturity and all marketable equity securities are classified as available-for-sale or trading securities and are carried at fair market value. Unrealized holding gains and losses on securities classified as trading are reported in earnings. Unrealized holding gains and losses on securities classified as available-for-sale were previously carried as a separate component of stockholders' equity. SFAS No. 115, as amended by Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Other Comprehensive Income." Management determines the appropriate classification of marketable equity and debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date.

I)       Other Comprehensive Income

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

J)       Income Taxes

         The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", which requires a change from the deferral method to the assets and liability method of accounting for income taxes. Timing differences exist between book income and tax income which relate primarily to the recognition of income.

          ---------------------------------------------------------

K)       Use of Estimates

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

L)       Advertising

         All advertising costs are expensed as incurred. The Company does not incur any cost for direct-response advertising.

M)       Net Earnings/(Loss) Per Common Share

         Net earnings/(loss) per common share is shown as both basic and diluted. Primary earnings per common share are computed by dividing net income less any preferred stock dividends (if applicable) by the weighted average number of shares of common stock outstanding. Diluted earnings per common share are computed by dividing net income less any preferred stock dividends (if applicable) by the weighted average number of shares of common stock outstanding plus any dilutive common stock equivalents. The components used for the computations are shown as follows:

                                               August 31, 1999   August 31, 1998
                                               ---------------   ---------------
         Weighted Average Number of Common
            Shares Outstanding Including:
         Basic Common Stock Equivalents           3,723,500         3,630,250
         Diluted Common Stock Equivalents         3,723,500         3,630,250


Note 2 -  Accounts Receivable:

         Accounts receivable consist of the following:

                                               August 31, 1999   August 31, 1998
                                               ---------------   ---------------
         Accounts Receivable                     $    - 0 -         $  12,810
         Allowance for Doubtful Accounts              - 0 -               - 0 -
                                                   ------              ------
         Net Accounts Receivable                 $    - 0 -         $  12,810
                                                   ======              ======

Note 3 -  Royalties Receivable:

         On September 29, 1994, the Company resolved a royalty dispute whereby Powderhorn Incorporated will pay the Company additional royalties with a future value of $624,044. This amount will be payable at $12,750 per annum for non-production royalty and an 8.5% royalty should production resume.

                                                                       August 31
                                                             --------------------------
                                                                1999             1998
                                                             ---------        ---------
         Royalties Receivable From Court Settlement:
              Non-interest bearing receivable,
              receivable in annual installments
              of $12,750; due 2043.                          $ 560,294        $ 573,044
              Less unamortized discount based
              on imputed interest rate of 8%.                  406,227          418,552
                                                             ---------        ---------

              Royalties receivable less unamortized
              discount.                                        154,067          154,492

              Less:  Current  Portion                              407              376
                                                             ---------        ---------

              Total Long-Term Royalties Receivable           $ 153,660        $ 154,116
                                                             =========        =========

         Due to the large nature of Quaker Holding Company, Inc. and its prior history in payment of like kind transactions, management believes all royalties will be collected on a timely basis.


Note 4 -  Notes Receivable:

         In 1996, the Company received notes from Bonsangue and Nocito companies in the amounts of $30,000 and $5,000, respectively. Both notes are non-interest bearing and are considered current. At August 31, 1999, Bonsangue has repaid $13,300 and Nocito has been deemed uncollectable.

         During 1997, the Company received a note from the Berkshire Group in the amount of $20,000. This note is non-interest bearing and is considered current. At August 31, 1998, the Berkshire Group has repaid $13,500 and during 1999, the balance has been deemed uncollectable.

Note 5 -  Marketable Securities:

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

         At August 31, 1999, the securities had an original basis of $133,651; determined by multiplying the number of shares being acquired by the fair market value of those shares. At the August 31, 1999 balance sheet date, the fair market value of these securities was $25,673; determined by multiplying the number of shares held by the fair market value of those shares at the balance sheet date. The difference between the cost and fair market value represents an unrealized holding loss and is included below current earnings in "Other Comprehensive Income. This unrealized holding loss of $107,978 is reported on the balance sheet as a marketable security valuation allowance whereas the statement of operations carries this loss net of $46,287 tax.


Note 6 -  Restricted Securities:

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


Note 7 - Executive Compensation:

         As president, Mr. Abate intermittently receives shares of stock as compensation. This non-cash compensation approximates $4,721; $24,375; and $23,000; for the years 1999, 1998, and 1997 respectively. Additionally, the Company has issued a property dividend to its shareholders. Mr. Abate's portion consisted of 41,842 and 52,040 common shares of American Ecoboard and Eurocash, Inc., respectively, for the year ended August 31, 1999. For the year ended August 31, 1998, 35,000 and 79,835 common shares of Southern Security Financial Corp. and Fleetclean Systems, Inc., respectively, were issued to Mr. Abate. These property dividends had an approximate values of $26,479 and $74,918, respectively for the years ended August 31, 1999 and 1998. Although value has been given to these securities, at the August 31, 1999 balance sheet date, a portion of these securities were not being traded.

         In addition to Mr. Abate, other officers/directors of the Company received shares of common stock as compensation for the years ended August 31, 1999, 1998, and 1997. This non-cash compensation approximates $10,080; $62,241; and $90,216. Additionally, the Company has issued a property dividend to other officer/directors consisting of 23,890 and 12,569 common shares of American Ecoboard, Inc. and Eurocash, Inc., respectively, for the year ended August 31, 1999. For the year ended August 31, 1998, 21,633 and 45,578 common shares of Southern Security Financial Corp. and Fleetclean Systems, Inc., respectively, were issued. These property dividends had an approximate values of $11,261 and $44,422.


Note 8 -  Capitalization Activities:

         On February 26, 1999, the Company initiated a stock offering in accordance with the Securities and Exchange Commission Rule 506 under the guidelines of Rule 501(a) of Regulation D under the Securities Act of 1933. The Company offered units at $2.50 per unit. During the year ended August 31, 1999, the Company sold 72,200 shares of the Company's common stock. An additional 156,000 shares of common stock were issued as compensation for services rendered. These services were valued at $390,000.

Note 9 -  Warrants:

         In conjunction with the stock offering in accordance with the Securities and Exchange Commission Rule 506 under the Rule 501(a) of Regulation D under the Securities Act of 1933 as stated in note 8, the Company has issued the following warrants which have not been exercised as of August 31, 1999:

                  228,200 stock purchase warrants. The warrants are to purchase fully paid and non-assessable shares of the common stock, par value $.01 per share at a purchase price of $5.00 per share. These warrants will expire in February, 2004. As of August 31, 1999, the underlying shares of common stock have not been registered for resale under the Securities Act of 1933 and thus are not yet exercisable.

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

         Each warrant gives the Company the right to acquire one share of Eagle common stock. The warrants, currently restricted with a legend, are comprised of seven classes containing various exercise prices and periods as shown below:


                                 Shares      Exercise     Average        Stock
                  Exercise     Underlying     Period       Stock          Days
         Class     Price        Warrants      (Years)      Price         Traded
         ------   --------     ----------    --------    --------        ------
            A     $   1.50      150,000          1        $  4.00           61
            B         2.00      150,000          1           5.50           61
            C         3.00      200,000          2           7.50           61
            D         5.00      200,000          3          10.00           31
            E         7.00      200,000          3          12.00           31
            F         9.00      200,000          5          14.00           31
            G     $  11.00      200,000          5        $ 16.00           31

         In order for any warrants to be exercisable, an average stock price must be attained for consecutive days traded as noted above. Any and all warrants not exercised during the allocated time period shall become null and void.

Note 10 -  Earnings Per Share:

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                    For the Year Ended August 31, 1999
                                                              ---------------------------------------------
                                                                 Income            Shares         Per-Share
                                                              (Numerator)       (Denominator)       Amount
                                                              -----------       -------------     ---------
         Net Loss                                             $ (371,476)

         Basic EPS:
           Loss available to common stockholders                (374,476)           3,723,500      $ (0.10)
                                                                                                    ======
         Effect of Dilutive Securities:
           Warrants                                                  - 0 -                - 0 -
                                                                --------            ---------
         Diluted EPS:
           Loss available to common stockholders
             and assumed conversions.                         $ (374,476)           3,723,500      $ (0.10)
                                                                =========           =========       ======


                                                                   For the Year Ended August 31, 1998
                                                              --------------------------------------------
                                                                 Income            Shares        Per-Share
                                                              (Numerator)       (Denominator)      Amount
                                                              -----------       -------------    ---------
         Net Income                                           $   448,735

         Basic EPS:
           Income available to common stockholders                448,735          3,630,250      $  0.12
                                                                                                     ====

         Effect of Dilutive Securities:                               - 0 -              - 0 -
                                                                  -------          ---------

         Diluted EPS:
           Income available to common stockholders
             and assumed conversions.                          $  448,735          3,630,250      $  0.12
                                                                 ========          =========         ====


         For the years ended August 31, 1999 and 1998, no anti-dilutive securities existed.

         For the period September 1, 1999 to November 19, 1999, there were no transactions that would have materially changed the number of common shares or potential common shares outstanding.

Note 11 -  Commitments and Contingent Liabilities:

         The Company is engaged in a three year lease for its office space in the amount of $1,302.29 per month. This non-cancelable lease began January 1, 1996 and expired January 31, 1999. Subsequently, the lease has been extended through January 31, 2001.

                  Future minimum lease payments are summarized as follows:

                           August 31,                           Amount
                           ----------                         ---------
                              2000                            $  15,627
                              2001                                6,511
                                                                -------
                              Total                           $  22,138
                                                                =======


Note 12 -  Income Taxes:

         As discussed in Note 1, the Company adopted the provisions of Statement of Financial Standards (SFAS) No. 109 "Accounting for Income Taxes". Implementation of SFAS 109 did not have a material cumulative effect on prior periods nor did it result in a change to the current year's provision.

A) The effective tax rate for the Company is reconcilable to statutory tax rates as follows:

                                                                August 31,
                                                       -----------------------
                                                       1999      1998     1997
                                                         %        %        %
                                                       -----     -----   -----
         U.S. Federal Statutory Tax Rate                 34        34       34
         Valuation allowance for deferred tax
            assets allocated to income tax expense       (5)       19      (34)
                                                       ----        --     ----
         Effective Tax Rate                              29        53      - 0 -
                                                       ====        ==     ====

B) Deferred income taxes are provided for differences between financial statement and income tax reporting. The principal difference is the manner in which income is recognized for financial and income tax reporting purposes.

Note 13 - Dividends:

         During the fiscal years ended August 31, 1999 and 1998, the board of directors declared and paid property dividends to its common shareholders. These dividends were comprised of shares of common stock which had been received as compensation by the Company for its assistance in taking various clients public. Thus, allowing them the immediate opportunity to become tradable on the NASD Electronic Bulletin Board. For the year ended August 31, 1999, the issuance consisted of one hundred fifty-seven thousand eight hundred thirty-seven (157,837) common shares of American Ecoboard, Inc. and two hundred seventy-five thousand (275,000) common shares of Eurocash. For the year ended August 31, 1998, the issuance consisted of one hundred sixty-one thousand five hundred sixteen (161,516) common shares of Southern Security Financial Corp. and three hundred thousand (300,000) common shares of Fleetclean Systems, Inc. The value of these property dividends is $117,591 and $311,516 at August 31, 1999 and 1998,
         respectively.


Note 14 -  Risk Factors:

         At August 31, 1999, the majority of the Company's business activity consists of assisting companies to go public. In doing so, the Company receives compensation in the form of stock. If the stock market should take a severe down-turn in small company stocks, there is the potential that this would have an adverse affect on the Company's future cash flows. Although this risk exists, it is management's belief that its other consulting activities would provide the necessary cash flow to continue its operating activities.