Form 10QSB
period 1999-11-30
MEGA HOLDING CORP
filed 2000-01-14
CIK 1027642

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

         (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE
         SECURITIES ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                                November 30, 1999

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                                       TO

                          COMMISSION FILE NO. 001-12509

                               MEGA HOLDING CORP.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                   NEW YORK                                     13-2793653
         ---------------------------------          ----------------------------
           (State or other jurisdiction             (IRS Employer Identification
         of incorporation or organization)                      Number)

                   278A New Dorp Lane, Staten Island, NY 10306
                   -------------------------------------------
                    (Address of principal executive offices)

                                 (718) 667-9117
                            -------------------------
                            Issuer's telephone number

Check whether registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days
Yes __x_ No___

As of November 30, 1999, 3,858,450 Shares of Common Stock were outstanding.

Transitional Small Business Disclosure Format: Yes ____ No_x_

                       MEGA HOLDING CORP. & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                                November 30,     August 31,
                                                                   1999            1999
                                                                (Unaudited)      (Audited)
                                                                 ---------      ----------
   Current  Assets:
      Cash ................................................      $ 438,624      $  252,500
      Royalties  Receivable ...............................            407             407
      Notes  Receivable ...................................         16,700          16,700
      Inventory ...........................................         10,710          10,710
      Employee Advance ....................................            500             500
      Prepaid Expenses ....................................            937           1,250
                                                                 ----------      ----------
         Total  Current  Assets ...........................        467,878         282,067

   Property  and  Equipment:
      Office  Equipment  at  Cost .........................        131,603          92,737
      Less:  Accumulated  Depreciation ....................        (64,548)        (62,447)
                                                                ----------      ----------
         Net  Property  and  Equipment ....................         67,055          30,290

   Investments  and  Other  Assets:
      Deferred  Tax  Asset ................................        200,020         220,078
      Marketable  Securities ..............................        229,430         235,259
      Marketable  Securities -
         Valuation  Allowance to FMV ......................       (116,903)       (107,978)
      Restricted  Marketable  Securities ..................        109,124         109,124
      Royalties  Receivable ...............................        153,660         153,660
                                                                ----------      ----------

         Total  Investments & Other Assets.................        575,331         610,143
                                                                ----------      ----------
   Total  Assets ..........................................     $1,110,264      $  922,500
                                                                ==========      ==========
LIABILITIES  AND  STOCKHOLDERS'  EQUITY

   Current  Liabilities:
      Accounts Payable & Accrued Expenses .................     $   14,155      $   13,442
      Advance  From  Shareholders (Note 2) ................        272,986               0
      Officer's  Loan .....................................         24,500          24,500
      Payroll  Taxes  Payable .............................          2,130           1,129
                                                                ----------      ----------
         Total  Current  Liabilities ......................        313,771          39,071

   Long - Term  Liabilities:
      Deferred  Taxes .....................................        418,227         418,227
                                                                ----------      ----------
         Total  Long - Term  Liabilities ..................        418,227         418,227

   Stockholders'  Equity:
      Common  Stock - $.01  par  value
         Authorized 20,000,000 shares
         Issued 3,858,450 and 3,858,450 shares                      38,585          38,585
      Paid  In  Capital ...................................      1,056,681       1,056,681
      Retained  Earnings / (Deficit) ......................       (717,000)       (630,064)
                                                                ----------      ----------
         Total  Stockholders'  Equity .....................        378,266         465,202

   Total  Liabilities  and  Stockholders'  Equity               $1,110,264      $  922,500
                                                                ==========      ==========

See accompanying notes to the financial statements.

                       MEGA HOLDING CORP. & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                             Three  Months  Ended
                                                November  30,         August  31,
                                              1999        1998           1999
                                          (Unaudited)   (Unaudited)    (Audited)
                                          ----------    ----------    ----------
Net  Sales ............................     $    300    $  129,481    $  404,971
                                          ----------    ----------    ----------
Cost  Of  Sales .......................        7,917         4,103        47,394
                                          ----------    ----------    ----------
  Gross  Profit .......................       (7,617)      125,378       357,577
                                          ----------    ----------    ----------
General  and  Administrative  Expenses:
  Advertising .........................          875             0           557
  Bad Debt Expense ....................            0             0        21,310
  Commissions .........................        7,905        29,641        97,247
  Consulting Fees .....................          409             0       390,000
  Dues  and  Subscriptions ............          429           400         2,109
  Equipment  Lease ....................          591             0             0
  Executive  Compensation .............            0             0        14,801
  Exposition / Shows ..................            0             0         3,150
  Insurance ...........................          445           796         4,612
  Internet  Fees ......................        1,302             0             0
  Licenses  and  Application  Fees ....        1,285             0           725
  Miscellaneous .......................          681             0         1,385
  Office  Expense .....................       10,701         7,824        41,990
  Outside  Services ...................        3,300             0             0
  Payroll  and  Related  Costs ........        8,418         4,909        17,755
  Postage .............................          766         1,737         5,913
  Printing ............................        3,481             0             0
  Professional  Fees ..................        1,500             0        23,132
  Rent ................................        3,941         3,941        15,765
  Taxes ...............................            0             0           350
  Telephone  and  Utilities ...........        2,358         2,833        11,557
  Travel  and  Entertainment ..........        1,820         7,305        24,109
  Depreciation ........................        2,101         2,417        10,755
                                          ----------    ----------    ----------
  Total  Operating  Expenses ..........       52,308        61,803       687,222
                                          ----------    ----------    ----------
Earnings/(Loss) Before Gains/(Loss)
  on Marketable Securities,
  Other Income, Income Taxes,
  and Comprehensive Income
  (net of taxes) ......................      (59,925)       63,575      (329,645)

  Gain / (Loss)  on  Sale
  of  Marketable Securities ...........        1,039       (23,536)     (212,542)
                                          ----------    ----------    ----------
Other  Income/Expenses:
  Royalties  Income ...................            0             0         4,585
  Interest  Income - Royalties ........            0             0        12,374
  Interest  Income / (Expense) - net ..          933            97          (405)
                                          ----------    ----------    ----------
    Total  Other  Income ..............          933            97        16,554
                                          ----------    ----------    ----------

Earnings / (Loss)  Before
  Income  Taxes .......................      (57,953)       40,136      (525,633)
  Provision  For  Income  Taxes .......       (8,693)       13,646      (154,157)
                                          ----------    ----------    ----------
Net  Earnings / (Loss) ................      (49,260)       26,490      (371,476)

Comprehensive  Income / (Loss),
     net  of  taxes:
  Unrealized  Holding Gain / ( Loss) ..      (99,367)     (140,515)      (61,691)
                                          ----------    ----------    ----------
Comprehensive  Income / (Loss) ........   $ (148,627)   $ (114,025)   $ (433,167)
                                          ==========    ==========    ==========

  Net  Earnings / (Loss)
    Per  Share:
    Basic  Net  Earnings / (Loss)
      net income............... .......   $    (0.01)   $     0.01    $    (0.10)
    Diluted  Net  Earnings / (Loss)
      net income.......................   $    (0.01)   $     0.01    $    (0.10)
    Net  Earnings / (Loss) -
      comprehensive income.............   $    (0.04)   $    (0.03)   $    (0.12)
    Weighted  Average
       Number  of  Common
       Shares Outstanding .............    3,780,883     3,630,250     3,723,500



See accompanying notes to the financial statements.

                       MEGA HOLDING CORP. & SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY




                                                        Additional   Retained      Total
    September  1,  1997            Common  Stock         Paid  In    Earnings/  Stockholders'
    To November 30, 1999     Shares    Dollar  Value     Capital     Deficit       Equity
-----------------------------------------------------------------------------------------------

    September  1,  1997           3,630,250   $   36,303      $  488,463   $ (118,864) $ 405,902

    Dividends                             -            -               -     (311,516)  (311,516)

    Net  Earnings  1998                   -            -               -      448,735    448,735

    Unrealized  Holding
      Loss             -            -               -      (97,661)   (97,661)
                                  ---------   ----------      ----------   ----------  ---------
    Total  Stockholders'
      Equity As  Of
      August  31,
      1998                        3,630,250       36,303         488,463      (79,306)   445,460

    Issuance  of  Common             72,200          722         179,778            0    180,500

    Common  Stock  Issued
         For  Services              156,000        1,560         388,440            0    390,000

    Dividends                             -            -               -     (117,591)  (117,591)

    Net  Loss  1999                       -            -               -     (371,476)  (371,476)

    Unrealized  Holding  Loss             -            -               -      (61,691)   (61,691)
                                  ---------   ----------      ----------   ----------  ---------
    Total  Stockholders'
      Equity As  Of
      August  31, 1999            3,858,450       38,585       1,056,681     (630,064)   465,202

    Net  Loss  Nov.  1999                 -            -               -      (49,260)   (49,260)

    Unrealized  Holding  Loss             -            -               -      (37,676)   (37,676)
                                  ---------   ----------      ----------   ----------  ---------
    Total  Stockholders'
      Equity As  Of
      November  30, 1999          3,858,450   $   38,585     $ 1,056,681    $(717,000) $ 378,266
                                  ---------   ----------     -----------    ---------  ---------



                       MEGA HOLDING CORP. & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 Three  Months Ended
                                                                     November  30,    August  31,
                                                                         1999           1999
                                                                     (Unaudited)      (Audited)
                                                                     -----------    ----------

    Cash  Flow  from  Operating  Activities:
      Net  Income / (Loss)                                           $  (49,260)    $ (371,476)

      Adjustments  To  Reconcile  Net  Income / (Loss)  To  Net
        Cash  Provided / (Used)  In  Operating  Activities:
        Depreciation                                                       2,101        10,755
        Stock  Issued  For  Services  Rendered                                 0       390,000
        Unrealized  Holding  Gain / (Loss)  on
          Marketable Securities-AFS                                      (37,676)      (61,691)
        (Increase) / Decrease  in
          Marketable Securities                                            5,829       519,176
        (Increase) / Decrease
          Marketable Securities - Valuation Allow.                         8,925       (86,423)
        (Increase) / Decrease  in Inventory                                    0       (10,710)
         Property  Dividends                                                   0      (117,591)
        (Increase) / Decrease  in  Accounts  Receivable                        0        12,810
        (Increase) / Decrease in Employee Advance                              0          (500)
        (Increase) / Decrease  in  Royalties
           Receivalbe (Current)                                                0           (31)
        (Increase) / Decrease  in  Royalties
           Receivalbe (Long-term)                                              0           456
        (Increase) / Decrease in Prepaid Expenses                            313        (1,250)
        (Increase) / Decrease  in  Deferred  Tax
            Asset                                                         20,058      (123,338)
        Increase / (Decrease)  in  Accounts
          Payable and Accrued Expenses                                       713         2,010
        Increase / (Decrease)  in   Payroll  Taxes
          Payable                                                          1,001           753
        Increase / (Decrease)  in  Deferred  Tax
          Liability                                                            0       (97,118)
                                                                     -----------    ----------
        Total  Adjustments                                                 1,264       437,308
                                                                     -----------    ----------

      Net  Cash  Provided / (Used)  by  Operating Activities             (47,996)       65,832

    Cash  Flow  from  Investing  Activities:
        (Purchase) / Disposal  of  Property,  Plant &
           Equipment                                                     (38,866)      (22,944)
        (Increase) / Decrease  in  Notes  Receivable                           0        11,500
                                                                     -----------    ----------
      Net  Cash  Provided / (Used)  by  Investing Activities             (38,866)      (11,444)

    Cash  Flow  from  Financing  Activities:
        Proceeds  From  Sale  of  Common  Stock                                0       180,500
        Increase / (Decrease)  in  Advance  From  Stockholders           272,986             0
        Increase / (Decrease)  in  Officer's  Loan                             0        (2,000)
                                                                     -----------    ----------
      Net  Cash  Provided / (Used)  by  Financing Activities             272,986       178,500
                                                                     -----------    ----------
    Net  Increase / (Decrease)  in  Cash                                 186,124       232,888

    Cash  at  the  Beginning  of  the  Period                            252,500        19,612
                                                                     -----------    ----------
    Cash  at  the  End  of  the  Period                              $   438,624    $  252,500
                                                                     ===========    ==========

           Additional  Disclosure  of  Operating  Cash  Flow
                      Cash  paid  during  the  periods  ended

                 Tax  Expense  . . . . . . . . . .                             0    $      350

See accompanying notes to the financial statements.

                        MEGA HOLDING CORP. & SUBSIDIARIES
                 Notes To the Consolidated Financial Statements
                                November 30, 1999



Note 1 - Basis of Presentation:

          The accompanying unaudited financial statements have been prepared by Mega Holding Corp. (the "Company") in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Results of operations for the three-month period ended November 30, 1999 are not necessarily indicative of future financial results. For further information, refer to the financial statements and footnotes thereto for the fiscal year ended August 31, 1999, included with the Company's Form 10-KSB, as filed with the Securities and Exchange Commission.


Note 2 -  Advance From Shareholders:

          During the first quarter of fiscal year 1999, various shareholders have advanced the Company $272,986. These advances carry no interest and are payable upon demand.


Note 3 -  Subsequent Events:

          Subsequent to November 30, 1999 a merger between SaveCashSave.Com, Inc. (a Nevada corporation formerly known as Cybertech International, Inc.), a wholly owned subsidiary of the Company, and SaveCashSave.Com, Inc. (a Florida corporation), an internet advertiser, was completed. As compensation, the Company received 600,000 shares of SaveCashSave.Com, Inc. (Florida) common stock with no value at present.

                               Mega Holding Corp.
                       MDA Section - November 1999 Review


Results of Operations

Three Months Ended November 30, 1999 Compared to Three Months Ended
November 30, 1998
--------------------------------------------------------------------------------
Revenues for the three months ended November 30, 1999 decreased $129,181 or 99.8% when compared to the three months ended November 30, 1998. During the three months ended November 30, 1999, the Company generated $ -0- (0.0%) of its revenues from its business and financial consulting services and $300 (100.0%) of its revenues from its mortgage brokering activities. During the three months ended November 30, 1998, the Company generated $129,578 (100.0%) of its revenues from business and financial consulting services, and $ -0- (0.0%) of its revenues from mortgage brokering activities.

Business  and  financial  consulting  service  revenues  decreased  by  $129,578
(100.0%) due to no deals closing during the first quarter. Additionally, mortgage brokering activity revenues increased $300 (100.0%) due to activity during the first quarter of fiscal 2000.

Cost of sales for the three months ended November 30, 1999 increased by $3,814 (92.9%) when compared to the three months ended November 30, 1998. General and administrative expenses however, decreased by $9,495 (15.4%) for the three months ended November 30, 1999 when compared to the three months ended November 30, 1998 due to normal operating activities.

As a percentage of sales, cost of sales increased from 3.2% for the three months ended November 30, 1998 to 2,639.0% for the three months ended November 30, 1999 whereas general and administrative expenses increased from 47.7% for the three months ended November 30, 1998 to 17,436.0% for the three months ended November 30, 1999. These percentage changes are attributable to the Company showing lower revenues for the three months ended November 30, 1999 as compared to the three months ended November 30, 1998.

Marketable securities decreased at November 30, 1999 when compared to November 30, 1998 due to the sale of various securities during the interim twelve-month period. Due to a decline in market price of these marketable securities, a negative valuation allowance has been created. Accordingly, an unrealized holding loss has been accounted for as other comprehensive income / (loss) for the three month period ended November 30, 1999.

The Company gains interests in other companies by acquiring shares of such companies' stocks as payment for services rendered. The Company's marketable securities for the three months ended November 30, 1999 decreased $559,014 from the same period in the prior fiscal year. This decrease is attributable to the fact that the Company sold a portion of its marketable securities. As of August 31, 1998, management classifies these marketable securities as available-for-sale because the Company now intends to hold these securities until a time when cash is required to continue operations. At November 30, 1999 and 1998, any unrealized holding gains and losses are included in other comprehensive income which is a component of stockholders' equity. As a result, for the three months ended November 30, 1999, the Company's net unrealized loss decreased $41,148 (29.3%) when compared to the three months ended November 30, 1998.

Liquidity and Capital Resources
----------------------------------

At November 30, 1999, the Company's current assets exceeded its current liabilities by $154,107. The majority, $438,624, of current assets was cash with the remainder being comprised of various other assets.

Historically, the Company has financed its operations through cash flow from operations. Due to the current operating cash flow, the Company has no need to maintain any external funding sources.

As of November 30, 1999, the Company had no material commitments for capital expenditures.

During the three months ended November 30, 1999, the Company received no revenues in the form of stock. Although the Company received no revenues in the form of stock this first quarter, it has been receiving a greater percent of its revenues in stock with no material effect on the Company's liquidity and overall financial position. Although the Company anticipates continuing to distribute to its shareholders a portion of the stock that it receives in other entities, it is retaining a greater percentage of these stocks to be used as working capital. If the fees received are more so in the form of stock than cash, and the majority are distributed to the Company's shareholders, the Company's liquidity may be adversely affected. However, management anticipates, but cannot assure, that the cash portion of fees received and the proceeds from the sale of stock not distributed to the Company's shareholders will be sufficient to meet the Company's anticipated cash flow needs. Where the Company receives shares with restrictions on transfer, the Company will be required to hold such shares indefinitely. These shares will only be available for sale if and when the restriction is lifted and if and when a market for such securities develops. Accordingly, such shares will not be able to be used to meet cash flow needs.


At November 30, 1999, royalties due from Quaker Holding Company, Inc. represented 13.9% of the Company's total assets. Based upon Quaker Holding's prior history in payment of like kind transactions, management believes that all royalties will be collected on a timely basis.


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