Form 10QSB
period 2000-02-29
MEGA HOLDING CORP
filed 2000-07-21
CIK 1027642

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended February 29, 2000

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

Class                                              Number of Shares Outstanding

------                                             ----------------------------
Common Shares                                               3,854,450

Transitional Small Business Disclosure Format:        Yes_____   No__X__

                                     PART I

                             FINANCIAL INFORMATION

Item  1.  Financial Statements

     The condensed financial statements for the periods ended February 29,2000 included herein have been prepared by Mega Holding Corp. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of the management the statements include all adjustments necessary to present fairly the financial position of the Company as of February 29, 2000, and the results of the operations and cash flows for the three and six month periods ended February 29, 2000 and February 28, 1999.

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

                                             MEGA HOLDING CORP.
                                             ------------------
                                             (Registrant)


                                             /s/ Edward T. McManus
                                             -----------------------------------
                                             Edward T. McManus,
                                             President and Principal

                                             Executive Officer

                                             /s/ John M. Seroor
                                             -----------------------------------
                                             John M. Seroor,
                                             Treasurer and Principal
                                             Financial Officer

                        Mega Holding Corp. & Subsidiaries

                       MDA Section - February 2000 Review

Results of Operations

Six Months  Ended  February 29, 2000  Compared to Six Months Ended  February 28,
1999
--------------------------------------------------------------------------------

Revenues for the six months ended February 29, 2000 increased $145,184 or 95.6% when compared to the six months ended February 28, 1999. During the six months ended February 29, 2000, the Company generated $296,807 (99.9%) of its revenues from business and financial consulting services, $ 300 (0.1%) of its revenues from mortgage brokering activities, and $ -0- (0.0%) from its mining royalty interest. During the six months ended February 28, 1999, the Company generated $134,831 (88.7%) of its revenues from business and financial consulting services, $ -0- (0.0%) of its revenues from mortgage brokering activities, and $17,092 (11.3%) from its mining royalty interest.

Business and financial consulting service revenues increased by $161,976 (120.1%) due to everyday operating activities. Additionally, mortgage brokering activity revenues increased $300 due to minimal activity during the first six months of fiscal 1999 whereas mining royalty revenues decreased $17,092 (100.0%) due to normal activity.

Cost of sales for the six months ended February 29, 2000 increased by $10,792 (106.2%) when compared to the six months ended February 28, 1999. General and administrative expenses however, decreased by $15,502 (10.3%) for the six months ended February 29, 2000 when compared to the six months ended February 28, 1999

As a percentage of sales, cost of sales decreased from 7.5% for the six months ended February 28, 1999 to 7.1% for the six months ended February 29, 2000 whereas general and administrative expenses decreased from 111.8% for the six months ended February 28, 1999 to 45.8% for the six months ended February 29, 2000. These percentage changes are attributable to the Company showing higher revenues and lower general and administrative costs for the six months ended February 29, 2000 as compared to the six months ended February 28, 1999.

Marketable securities decreased at February 29, 2000 when compared to February 28, 1999 due to the disposal of various securities during the interim period. Due to a decline in market price of these newly acquired marketable securities, a negative valuation allowance has been created. Accordingly, an unrealized holding loss has been accounted for as other comprehensive income / (loss) for the six month periods ended February 29, 2000.

The Company gains interests in other companies by acquiring shares of such companies' stocks as payment for services rendered. Prior to August 31, 1998, the Company acquired these securities with the intent to resell them within the next twelve months. At August 31, 1998, however, the Company has decided it will hold these securities as long as possible; until it requires cash flow for operations. The Company's marketable securities for the six months ended February 29, 2000 decreased $403,068 from the same period in the prior fiscal year. This decrease is attributable to the fact that the Company disposed of a portion of their portfolio. As of August 31, 1999, management classifies these marketable securities as available-for-sale because the Company now intends to hold these securities until a time when cash is required to continue operations. These securities are reported on the balance sheet at their fair market values whereas any unrealized holding gains and losses are included in other comprehensive income that is a component of stockholders' equity. As a result, for the six months ended February 29, 2000, the Company's net unrealized loss decreased $281,629 (82.0%) when compared to the six months ended February 28, 1999.

Liquidity and Capital Resources

----------------------------------

At February 29, 2000, the Company's current assets exceeded its current liabilities by $319,861. Cash constituted $295,354 of current assets with the remainder being comprised of various receivables and inventory.

Historically, the Company has financed its operations through cash flow from operations. Due to the current operating cash flow, the Company has no need to maintain any external funding sources.

As of February 29, 2000, the Company had no material commitments for capital expenditures.

During the six months ended February 29, 2000, the Company received approximately $250,000 in the form of stock. Although the Company is receiving a greater percent of its revenues in stock, there is no material effect on the Company's liquidity and overall financial position. Although the Company anticipates continuing to distribute to its shareholders a portion of the stock that it receives in other entities, it is retaining a greater percentage of these stocks to be used as working capital. If the fees received are more so in the form of stock than cash, and the majority are distributed to the Company's shareholders, the Company's liquidity may be adversely affected. However, management anticipates, but cannot assure, that the cash portion of fees received and the proceeds from the sale of stock not distributed to the Company's shareholders will be sufficient to meet the Company's anticipated cash flow needs. Where the Company receives shares with restrictions on transfer, the Company will be required to hold such shares indefinitely until such time that the restrictions are lifted. These shares will only be available for sale if and when the restriction is lifted and if and when a market for such securities develops. Accordingly, such shares will not be able to be used to meet cash flow needs.

At February 29, 2000, royalties due from Quaker Holding Company, Inc. represented 14.0% of the Company's total assets. Based upon Quaker Holding's prior history in payment of like kind transactions, management believes that all royalties will be collected on a timely basis.

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

                        MEGA HOLDING CORP. & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                                February  29,        August  31,
                                                                    2000                1999
                                                                 (Unaudited)         (Audited)
                                                                 ----------          ----------
Current  Assets:
  Cash                                                           $  295,354          $  252,500
  Royalties  Receivable                                                 407                 407
  Inventory                                                          10,710              10,710
  Notes  Receivable                                                  16,700              16,700
  Employee  Advances                                                    500                 500
  Due  From  Affiliate                                               74,835                   -
  Prepaid  Expenses                                                     937               1,250
                                                                 ----------          ----------
    Total  Current  Assets                                          399,443             282,067
                                                                 ----------          ----------

Property  and  Equipment:
  Office  Equipment  at  Cost                                       125,603              92,737
    Less:  Accumulated  Depreciation                                (66,252)            (62,447)
                                                                 ----------          ----------
    Total  Property  and  Equipment                                  59,351              30,290
                                                                 ----------          ----------

Investments  and  Other  Assets:
  Deferred  Tax  Asset                                              173,791             220,078
  Marketable  Securities                                            268,352             235,259
  Marketable  Securities - Valuation  Allowance                     (61,759)           (107,978)
  Restricted  Securities - par  value                               109,124             109,124
  Royalties  Receivable                                             153,660             153,660
                                                                 ----------          ----------
    Total  Investments  &  Other  Assets                            643,168             610,143
                                                                 ----------          ----------
Total  Assets                                                    $1,101,962          $  922,500
                                                                 ==========          ==========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current  Liabilities:
  Accounts  Payable  and  Accrued  Expenses                      $   13,442          $   13,442
  Advance  From  Shareholder                                         40,099                   -
  Officer's  Loan                                                    24,500              24,500
  Payroll  Taxes  Payable                                             1,541               1,129
                                                                 ----------          ----------
    Total  Current  Liabilities                                      79,582              39,071
                                                                 ----------          ----------

Long - Term  Liabilities:
  Deferred  Taxes                                                   439,080             418,227
                                                                 ----------          ----------
    Total  Long - Term  Liabilities                                 439,080             418,227
                                                                 ----------          ----------

Commitments  and  Contingent  Liabilities

Stockholders'  Equity:
  Common  Stock - $.01  par  value
    Authorized  20,000,000  shares
    Issued  3,854,450  shares                                        38,585              38,585
  Paid  In  Capital                                                1,056,681           1,056,681
  Retained  Earnings / (Deficit)                                   (511,966)           (630,064)
                                                                 ----------          ----------
    Total  Stockholder's  Equity                                    583,300             465,202
                                                                 ----------          ----------
Total  Liabilities  and  Stockholders'  Equity                   $1,101,962          $  922,500
                                                                 ==========          ==========





                            See accompanying notes.

                        MEGA HOLDING CORP. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              FOR THE PERIODS ENDED


                                                                   Three Months Ended           Six Months Ended
                                                            -----------------------------  --------------------------
                                                             February 29,    February 28,  February 29,  February 28,     August 31,
                                                                2000             1999          2000           1999           1999
                                                             (Unaudited)     (Unaudited)   (Unaudited)    (Unaudited)     (Audited)
                                                            ------------    ------------   -----------    -----------    -----------

Net  Sales                                                  $   294,999     $     5,350    $   295,300    $  134,831     $  404,971

Cost  Of  Sales                                                  11,837           6,059         20,953        10,161         47,394
                                                              ----------      ----------     ----------    ----------     ----------

    Gross  Profit                                               283,162            (709)       274,347       124,670        357,577
                                                              ----------      ----------     ----------    ----------     ----------

General  and  Administrative  Expenses:
    Advertising  and  Promotion                                   1,688           3,150          2,563         3,150            557
    Bad  Debt                                                         -               -              -             -         21,310
    Commissions                                                   5,490          46,025         13,395        75,666         97,247
    Consulting  Fees                                                  -               -            409             -        390,000
    Dues                                                             80             145            509           545          2,109
    Executive  Compensation                                           -               -              -             -         14,801
    Exposition / Shows                                                -               -              -             -          3,150
    Insurance                                                     1,838           1,665          2,283         2,461          4,612
    Licenses  and  Application  Fees                                305           1,270          1,349         1,464            725
    Miscellaneous                                                 5,262             961          7,619         1,017          1,385
    Office  Expense                                              11,401          11,223         24,028        18,720         41,990
    Payroll  and  Associated  Costs                              13,018           3,313         21,436         8,222         17,755
    Postage                                                       2,067           1,448          2,832         3,185          5,913
    Printing                                                          -           1,331          3,481         1,331              -
    Legal  and  Professional                                     26,908               -         28,408             -         23,132
    Rent                                                          3,941           3,941          7,882         7,882         15,765
    Taxes                                                           163             351            163           351            350
    Telephone  and  Utilities                                     2,475           4,540          4,983         7,373         11,557
    Travel  and  Entertainment                                    8,317           7,278         10,137        14,583         24,109
    Depreciation                                                  1,705           2,417          3,805         4,834         10,755
                                                              ----------      ----------     ----------    ----------     ----------

    Total  Operating  Expenses                                   84,658          89,058        135,282       150,784        687,222
                                                              ----------      ----------     ----------    ----------     ----------

Earnings  Before  Unrealized  Holding  Loss  on  Marketable
    Securities,  Other  Income,  Income  Taxes,  and
    Other  Comprehensive  Income (net of taxes)                 198,504         (89,767)       139,065       (26,114)      (329,645)

Loss  on  Sale  of  Marketable  Securities                       (2,892)        (50,902)        (1,854)      (74,438)      (212,542)
                                                              ----------      ----------     ----------    ----------     ----------
Other  Income:
    Royalties  Income                                                 -           4,585              -         4,585          4,585
    Interest  Income - Royalties                                      -          12,374              -        12,374         12,374
    Interest  Income - Other                                        625              36          1,807           133           (405)
                                                              ----------      ----------     ----------    ----------     ----------
    Total  Other  Income                                            625          16,995          1,807        17,092         16,554
                                                              ----------      ----------     ----------    ----------     ----------

Income  Before Income Taxes                                     196,237        (123,674)       139,018       (83,460)      (525,633)
                                                              ----------      ----------     ----------    ----------     ----------

Provision  For  Income  Taxes                                     8,692         (42,022)        20,853       (28,376)      (154,157)
                                                              ----------      ----------     ----------    ----------     ----------
Net  Income / (Loss)                                            187,545         (81,652)       118,165       (55,084)      (371,476)
                                                              ----------      ----------     ----------    ----------     ----------

    Unrealized  Holding  Gain / (Loss)                           46,873         (86,122)           (67)     (226,636)       (61,691)
                                                              ----------      ----------     ----------    ----------     ----------
Comprehensive  Income / (Loss)                              $   234,418     $  (167,774)   $   118,098    $ (281,720)    $ (433,167)
                                                              ==========      ==========     ==========    ==========     ==========

    Net  Earnings / (Loss)  Per  Share:
    Net  Earnings / (Loss)                                  $      0.05     $     (0.02)   $      0.03    $    (0.02)    $    (0.10)
    Weighted  Average  Number  of  Common
       Shares  Outstanding                                    3,834,933       3,630,250      3,834,933     3,630,250      3,723,500





                            See accompanying notes.

                        MEGA HOLDING CORP. & SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY




                                                                               Additional                                Total
September 1, 1997                                  Common Stock                  Paid In           Retained           Stockholders'
To February 29, 2000                          Shares        Dollar Value         Capital      Earnings / (Deficit)       Equity
------------------------------           ---------------   --------------    --------------   --------------------  --------------
Total  Stockholders'  Equity
September  1,  1997                            3,630,250  $        36,303   $       488,463   $         (118,864)  $       405,902

Dividends                                                                                               (311,516)         (311,516)

Net  Earnings  1998                                                                                      448,735           448,735

Unrealized  Holding  Loss                                                                                (97,661)          (97,661)
                                          ---------------   --------------    --------------    -----------------    --------------

Total  Stockholders'  Equity
As  of  August  31,  1998                      3,630,250           36,303           488,463              (79,306)          445,460

Issuance  of  Common  Stock                       72,200              722           179,778                    0           180,500

Common  Stock  Issued
     For  Services  Rendered                     156,000            1,560           388,440                    0           390,000

Dividends                                                                                               (117,591)         (117,591)

Net  Loss  1999                                                                                         (371,476)         (371,476)

Unrealized  Holding  Loss                                                                                (61,691)          (61,691)
                                          ---------------   --------------    --------------    -----------------    --------------

Total  Stockholders'  Equity
As  Of  August  31,  1999                      3,858,450           38,585         1,056,681             (630,064)          465,202

Net  Income - February  2000                                                                             118,165           118,165

Unrealized  Holding  Loss                                                                                    (67)              (67)
                                          ---------------   --------------    --------------    -----------------    --------------

Total  Stockholders'  Equity
As  of  February  29,  2000                    3,858,450  $        38,585   $     1,056,681   $         (511,966)  $       583,300
                                          ===============   ==============    ==============    =================    ==============








                            See accompanying notes.

                        MEGA HOLDING CORP. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE PERIODS ENDED



                                                                        February 29,        August 31,
                                                                           2000               1999
                                                                        (Unaudited)         (Audited)
                                                                       --------------     --------------
Cash  Flow  from  Operating  Activities:
   Net  Income / (Loss)                                               $       118,165    $      (371,476)

   Adjustments  To  Reconcile  Net  Income / (Loss)  To  Net
    Cash  (Used) / Provided  in  Operating  Activities:
       Depreciation                                                             3,805             10,755
       Stock  Issued  for  Services  Rendered                                       -            390,000
       Unrealized  Holding  Gain / (Loss)  on
          Marketable  Securities - AFS                                            (67)           (61,691)
       (Increase) / Decrease  in  Marketable  Securities                      (33,093)           519,176
       (Increase) / Decrease  in  Marketable  Securities -
          Valuation  Allow.                                                   (46,219)           (86,423)
       (Increase) / Decrease  in  Inventory                                         -            (10,710)
       Property  Dividends                                                          -           (117,591)
       (Increase) / Decrease  in  Accounts  Receivable                              -             12,810
       (Increase) / Decrease  in  Employee  Advance                                 -               (500)
       (Increase) / Decrease  in  Royalties  Receivable (Current)                   -                (31)
       (Increase) / Decrease  in  Royalties  Receivable (Long-Term)                 -                456
       (Increase) / Decrease  in  Prepaid  Expenses                               313             (1,250)
       (Increase) / Decrease  in  Deferred  Tax  Asset                         46,287           (123,338)
       Increase / (Decrease)  in  Accounts  Payable  and  Acc.  Exp.                -              2,010
       Increase / (Decrease)  in  Payroll  Taxes  Payable                         412                753
       Increase / (Decrease)  in  Deferred  Tax  Liability                     20,853            (97,118)
                                                                        --------------     --------------

       Total  Adjustments                                                      (7,709)           437,308
                                                                        --------------     --------------

   Net  Cash  (Used) / Provided  by  Operating  Activities                    110,456             65,832


Cash  Flow  From  Investing  Activities:
       (Purchase) / Disposal  of  Property,  Plant,  &  Equipment             (32,866)           (22,944)
       (Increase) / Decrease  in  Notes  Receivable                                 -             11,500
                                                                        --------------     --------------

   Net  Cash  Provided / (Used)  by  Investing  Activities                    (32,866)           (11,444)


Cash  Flow  From  Financing  Activities:
       Proceeds  from  Sale  of  Common  Stock                                      -            180,500
       Increase / (Decrease)  in  Advance  From  Shareholder                   40,099                  -
       (Increase) / Decrease  in  Due  From  Affiliate                        (74,835)                 -
       Increase / (Decrease)  in  Officer's  Loan  Payable                          -             (2,000)
                                                                        --------------     --------------

   Net  Cash  Provided  by  Financing  Activities                             (34,736)           178,500
                                                                        --------------     --------------

Net  Increase / (Decrease)  in  Cash                                           42,854            232,888

Cash  at  the  Beginning  of  the  Period                                     252,500             19,612
                                                                        --------------     --------------

Cash  at  the  End  of  the  Period                                   $       295,354    $       252,500
                                                                        ==============     ==============

          Additional Disclosure  of  Operating  Cash Flow Cash paid
                     during the periods ended:

                     Tax  Expense  . . . . . . . . . . . . . . . . .  $             -    $           350






                            See accompanying notes.

                        MEGA HOLDING CORP. & SUBSIDIARIES

                 Notes To the Consolidated Financial Statements
                                February 29, 2000

Note 1 - Basis of Presentation:

         The accompanying unaudited financial statements have been prepared by Mega Holding Corp. (the "Company") in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Results of operations for the three-month period ended February 29, 2000 are not necessarily indicative of future financial results. For further information, refer to the financial statements and footnotes thereto for the fiscal year ended August 31, 1999, included with the Company's Form 10-KSB, as filed with the Securities and Exchange Commission.

Note 2 - Advance From Shareholders:

         During the first six months of fiscal year 1999, various shareholders have advanced the Company money. These advances carry no interest and are payable upon demand. At February 29, 2000, a balance of $40,099 exists.