Form 10QSB
period 2000-05-31
MEGA HOLDING CORP
filed 2000-07-21
CIK 1027642

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended May 31, 2000

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

     The condensed financial statements for the periods ended May 31,2000 included herein have been prepared by Mega Holding Corp. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of the management the statements include all adjustments necessary to present fairly the financial position of the Company as of May 31, 2000, and the results of the operations and cash flows for the three and nine month periods ended May 31, 2000 and May 31, 1999.

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



                                             MEGA HOLDING CORP.
                                             ------------------
                                             (Registrant)


                                             /s/ Edward T. McManus
                                             -----------------------------------
                                             Edward T. McManus,
                                             President and Principal
                                             Executive Officer




                                             /s/ John M. Seroor
                                             -----------------------------------
                                             John M. Seroor,
                                             Treasurer and Principal
                                             Financial Officer

                        Mega Holding Corp. & Subsidiaries

                          MDA Section - May 2000 Review

Results of Operations

Nine Months Ended May 31, 2000 Compared to Nine Months Ended May 31, 1999
--------------------------------------------------------------------------------

Revenues for the nine months ended May 31, 2000 increased $3,672,806 or 211.1% when compared to the nine months ended May 31, 1999. During the nine months ended May 31, 2000, the Company generated $3,833,731 (99.7%) of its revenues from business and financial consulting services, $12,750 (.3%) of its revenues from its mining royalty interest, and $300 (0.0%) of its revenues from mortgage brokering activities. During the nine months ended May 31, 1999, the Company generated $156,591 (90.0%) of its revenues from business and financial consulting services, $17,384 (10.0%) of its revenues from its mining royalty interest, and $ -0- (0.0%) of its revenues from mortgage brokering activities.

Business and financial consulting service revenues increased by $3,677,140 (234.8%) due to the receipt of securities. Revenues from the Company's mining royalty interest decreased by $4,634 (26.7%) due to the extraction of coal in less than the agreed upon 300,000 tons. The Company, therefore, received the minimal payment allowed without receiving an additional royalty of $.0425 per ton in excess of the 300,000 tons. Additionally, mortgage brokering activity revenues increased $300 due to minimal activity.

Cost of sales for the nine months ended May 31, 2000 increased by $1,897,452 (306.3%) when compared to the nine months ended May 31, 1999. General and administrative expenses however, decreased by $381,455 (55.4%) for the nine months ended May 31, 2000 when compared to the nine months ended May 31, 1999 due to normal operating activities and a large decrease in consulting fees of approximately $390,000 which included the use of outside consultants. Additionally, bad debt increased $115,550 (100.0%) for the nine months ended May 31, 2000 when compared to the nine months ended May 31, 1999 due to the filing for bankruptcy of the company who pays annual royalties on the coal mining activities. This event caused the Company to set up a seventy-five percent valuation allowance to offset the potential reduction in royalties receivable.

As a percentage of sales, cost of sales increased from 39.6% for the nine months ended May 31, 1999 to 306.3% for the nine months ended May 31, 2000 and general and administrative expenses decreased from 439.7% for the nine months ended May 31, 1999 to 8.0% for the nine months ended May 31, 2000. These percentage decreases are attributable to the Company showing higher revenues for the nine months ended May 31, 2000 as compared to the nine months ended May 31, 1999.

Marketable securities increased at May 31, 2000 when compared to May 31, 1999 due to the receipt of various securities during the interim period. Although additional securities were received for the period ended May 31, 2000, an unrealized holding loss has been shown for the periods ended May 31, 2000 and 1999.

The Company gains interests in other companies by acquiring shares of such companies' stocks as payment for services rendered. The Company's marketable securities for the nine months ended May 31, 2000 increased $1,681,248 from the same period in the prior fiscal year. This increase is attributable to the receipt of stock as compensation. Management classifies these marketable securities as available-for-sale because the Company intends to hold these securities until a time when cash is required to continue operations. The securities are reported on the balance sheet at their fair market values whereas any unrealized holding gains and losses are included in other comprehensive income that is a component of stockholders' equity. As a result, for the nine months ended May 31, 2000, the Company maintained a net unrealized holding loss of $21,251 compared to a net unrealized holding loss of $7,492 for the nine months ended May 31, 1999.

Liquidity and Capital Resources

------------------------------------------

As of May 31, 2000, the Company's current assets exceeded its current liabilities by $150,737 with $184,154 of current assets being composed of cash with the remainder being comprised of various receivables, inventory, and marketable securities.

Historically, the Company has financed its operations through cash flow from operations. Due to the current operating cash flow, the Company has no need to maintain any external funding sources.

As of May 31, 2000, the Company had no material commitments for capital expenditures.

During the nine months ended May 31, 1999, the Company received approximately $3,786,000 in the form of stock. Although the Company is receiving a greater percent of its revenues in stock, there is no material effect on the Company's liquidity and overall financial position. Although the Company anticipates to continue distributing to its shareholders a portion of the stock that it receives in other entities, it is retaining a greater percentage of these stocks to be used as working capital. If the fees received are more so in the form of stock than cash, and the majority are distributed to the Company's shareholders, the Company's liquidity may be adversely affected. However, management anticipates, but cannot assure, that the cash portion of fees received and the proceeds from the sale of stock not distributed to the Company's shareholders will be sufficient to meet the Company's anticipated cash flow needs. Where the Company receives shares with restrictions on transfer, the Company will be required to hold such shares indefinitely and will only be able to sell such shares if and when the shares are registered on an exemption from registration is available, and if and when a market for such securities develops. Accordingly, such shares will not be able to be used to meet cash flow needs.

At May 31, 2000, royalties due from Powderhorn International represented 1.6% of the Company's total assets. Due to Powderhorn filing for bankruptcy, doubt has been raised as to the collectability of the receivable. As a result, a seventy-five percent valuation allowance has been taken with a net of $38,517 being carried on the balance sheet.

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

                        MEGA HOLDING CORP. & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                                        May  31,       August  31,
                                                                         2000             1999
                                                                      (Unaudited)       (Audited)
                                                                      ------------    ------------
        Current  Assets:
          Cash ....................................................   $    184,154    $    252,500
          Royalties  Receivable - net .............................         38,517             407
          Inventory ...............................................         10,710          10,710
          Notes  Receivable .......................................         41,700          16,700
          Employee  Advances ......................................            500             500
          Due  From  Affiliate ....................................         76,335               0
          Prepaid  Expenses .......................................            937           1,250
                                                                      ------------    ------------
            Total  Current  Assets ................................        352,853         282,067
                                                                      ------------    ------------

        Property  and  Equipment:
          Office  Equipment  at  Cost .............................        125,603          92,737
            Less:  Accumulated  Depreciation ......................        (67,957)        (62,447)
                                                                      ------------    ------------
            Total  Property  and  Equipment .......................         57,646          30,290
                                                                      ------------    ------------

        Investments  and  Other  Assets:
          Deferred  Tax  Asset ....................................        173,791         220,078
          Marketable  Securities ..................................      1,848,866         235,259
          Marketable  Securities - Valuation  Allowance............        (82,942)       (107,978)
          Restricted  Securities - par  value .....................        109,124         109,124
          Royalties  Receivable ...................................              0         153,660
                                                                      ------------    ------------
            Total  Investments &  Other  Assets....................      2,048,839          610,14
                                                                      ------------    ------------
        Total  Assets .............................................   $  2,459,338    $    922,500
                                                                      ============    ============

LIABILITIES  AND  STOCKHOLDERS'  EQUITY

        Current  Liabilities:
          Accounts  Payable  and  Accrued  Expense ................   $     11,942    $     13,442
          Advance  From  Shareholder ..............................        188,328               0
          Officer's  Loan .........................................            500          24,500
          Payroll  Taxes  Payable .................................          1,346           1,129
                                                                      ------------    ------------
            Total  Current  Liabilities ...........................        202,116          39,071
                                                                      ------------    ------------

        Long - Term  Liabilities:
          Deferred  Taxes .........................................        655,614         418,227
                                                                      ------------    ------------
            Total  Long - Term  Liabilities .......................        655,614         418,227
                                                                      ------------    ------------

        Commitments  and  Contingent  Liabilities

        Stockholders'  Equity:
          Common  Stock - $.01  par  value
            Authorized 20,000,000 shares
            Issued 3,854,450 shares................................         38,585          38,585
          Paid  In  Capital .......................................      1,056,681       1,056,681
          Retained  Earnings / (Deficit) ..........................        506,342        (630,064)
                                                                      ------------    ------------
            Total  Stockholder's  Equity ..........................      1,601,608         465,202
                                                                      ------------    ------------

        Total  Liabilities  and  Stockholders' Equity                 $  2,459,338    $    922,500
                                                                      ============    ============

                            See accompanying notes.

                        MEGA HOLDING CORP. & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             FOR THE PERIODS ENDED


                                                                 Three  Months  Ended    Nine  Months  Ended
                                                                        May  31,               May  31,          August  31,
                                                                  2000       1999         2000        1999         1999
                                                              (Unaudited) (Unaudited) (Unaudited)  (Unaudited)   (Audited)
                                                              ----------- ----------  -----------  -----------  -----------
Net  Sales ................................................   $ 3,536,240 $   21,760  $ 3,831,540  $   156,591  $   404,971

Cost  Of  Sales ...........................................     1,938,451     51,791    1,959,404       61,952       47,394
                                                              ----------- ----------  -----------  -----------  -----------
  Gross  Profit ...........................................     1,597,789    (30,031)   1,872,136       94,639      357,577
                                                              ----------- ----------  -----------  -----------  -----------
General  and  Administrative  Expenses:
  Advertising  and  Promotion .............................             0      2,309        2,563        5,459          557
  Bad  Debt ...............................................       115,550          0      115,550            0       21,310
  Commissions .............................................         5,019     62,145       18,414      137,811       97,247
  Consulting  Fees ........................................             0    390,000          409      390,000      390,000
  Dues ....................................................            60          0          569          545        2,109
  Executive  Compensation .................................             0          0            0            0       14,801
  Exposition / Shows ......................................             0          0            0            0        3,150
  Insurance ...............................................           690      5,860        2,973        8,320        4,612
  Licenses  and  Application  Fees ........................             7        206        1,355        1,670          725
  Miscellaneous ...........................................        14,879      4,950       21,882        5,650        1,385
  Office  Expense .........................................         7,768     19,593       31,858       38,623       41,990
  Payroll  and  Associated  Costs .........................         9,534          0       30,970        8,222       17,755
  Postage .................................................         1,379      1,770        4,211        4,954        5,913
  Printing ................................................             0      5,000        3,481        6,331            0
  Legal  and  Professional ................................         6,336     19,632       34,744       19,632       23,132
  Rent ....................................................         4,801      3,941       12,683       11,823       15,765
  Taxes ...................................................             0          0          163          351          350
  Telephone  and  Utilities ...............................         2,191      1,698        7,727        9,070       11,557
  Travel  and  Entertainment ..............................         1,820     17,880       11,957       32,469       24,109
  Depreciation ............................................         1,705      2,710        5,510        7,544       10,755
                                                              ----------- ----------  -----------  -----------  -----------
  Total  Operating  Expenses ..............................       171,739    537,694      307,019      688,474      687,222
                                                              ----------- ----------  -----------  -----------  -----------
Earnings  Before  Unrealized  Holding  Loss  on  Marketable
  Securities,  Other  Income,  Income  Taxes,  and
  Other  Comprehensive  Income (net of taxes) .............     1,426,050   (567,725)   1,565,117     (593,835)    (329,645)

Gain / (Loss)  on  Sale  of  Marketable  Securiti .........         4,074   (190,338)       2,220     (264,777)    (212,542)
                                                              ----------- ----------  -----------  -----------  -----------
Other  Income:
  Royalties  Income .......................................           407          0          407        4,583        4,585
  Interest  Income - Royalties ............................        12,343          0       12,343       12,376       12,374
  Interest  Income - Other ................................           685        292        2,491          425         (405)
                                                              ----------- ----------  -----------  -----------  -----------
  Total  Other  Income ....................................        13,435        292       15,241       17,384       16,554
                                                              ----------- ----------  -----------  -----------  -----------
Income  Before Income Taxes ...............................     1,443,559   (757,771)   1,582,578     (841,228)    (525,633)
                                                              ----------- ----------  -----------  -----------  -----------
Provision  For  Income  Taxes .............................             0          0      237,387      (28,376)    (154,157)

Net  Income / (Loss) ......................................     1,443,559   (757,771)   1,345,191     (812,852)    (371,476)
                                                              ----------- ----------  -----------  -----------  -----------
  Unrealized  Holding  Gain / (Loss) ......................        16,426          0      (21,251)      (8,434)     (61,691)
                                                              ----------- ----------  -----------  -----------  -----------
Comprehensive  Income / (Loss) ............................   $ 1,459,985 $ (757,771) $ 1,323,940  $  (821,286) $  (433,167)
                                                              =========== ==========  ===========  ===========  ===========
  Net  Earnings / (Loss)  Per  Share:
  Net  Earnings / (Loss) ..................................   $      0.37 $    (0.21) $      0.35  $     (0.22) $     (0.10)
  Weighted  Average  Number  of  Common  Shares ...........     3,854,450  3,630,250    3,854,450    3,630,250    3,723,500


                            See accompanying notes.

                        MEGA HOLDING CORP. & SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY




                                                                 Additional                            Total
September  1,  1997                        Common  Stock         Paid  In        Retained           Stockholders'
To  May  31,  2000                      Shares     Dollar Value   Capital    Earnings / (Deficit)      Equity
-------------------                   ----------   ------------  ----------  -------------------    --------------
Total  Stockholders'  Equity
September 1, 1997..................    3,630,250    $   36,303   $  488,463    $  (118,864)          $  405,902

Dividends .........................                                               (311,516)            (311,516)

Net  Earnings 1998.................                                                448,735              448,735

Unrealized  Holding  Loss .........                                                (97,661)             (97,661)
                                       ---------    ----------   -----------   -----------           ----------
Total  Stockholders'  Equity
As  of  August 31, 1998............    3,630,250        36,303       488,463       (79,306)             445,460

Issuance  of  Common  Stock .......       72,200           722       179,778             0              180,500

Common  Stock  Issued
     For  Services  Rendered.......      156,000         1,560       388,440             0              390,000

Dividends .........................                                               (117,591)            (117,591)

Net  Loss 1999.....................                                               (371,476)            (371,476)

Unrealized  Holding  Loss .........                                                (61,691)             (61,691)
                                       ---------    ----------   -----------   -----------           ----------
Total  Stockholders'  Equity
As  Of  August 31, 1999............    3,858,450        38,585     1,056,681      (630,064)             465,202

Dividends .........................                                               (187,534)            (187,534)

Net  Income - May 2000.............                                              1,345,191            1,345,191

Unrealized  Holding  Loss .........                                                (21,251)             (21,251)
                                       ---------    ----------   -----------   -----------           ----------
Total  Stockholders'  Equity
As  of  May 31, 2000...............    3,858,450    $   38,585   $ 1,056,681   $   506,342           $1,601,608
                                       =========    ==========   ===========   ===========           ==========

                            See accompanying notes.



                        MEGA HOLDING CORP. & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             FOR THE PERIODS ENDED



                                                                                     May  31,    August  31,
                                                                                      2000          1999
                                                                                   (Unaudited)   (Audited)
                                                                                -----------     ----------
Cash  Flow  from  Operating  Activities:
  Net  Income / (Loss) ......................................................   $ 1,345,191     $ (371,476)

  Adjustments  To  Reconcile  Net  Income / (Loss)  To  Net
   Cash  (Used) / Provided  in  Operating  Activities:
    Depreciation ............................................................         5,510         10,755
    Stock  Issued  for  Services  Rendered ..................................             0        390,000
    Property  Dividends .....................................................             0       (117,591)
    Cash  Dividends .........................................................      (187,534)             0
    Unrealized  Holding  Gain / (Loss)  on  Marketable  Securities -                (21,251)       (61,691)
    (Increase) / Decrease  in  Marketable  Securities .......................    (1,613,607)       519,176
    (Increase) / Decrease  in  Marketable  Securities - Valuation  A (25,036)       (86,423)
    (Increase) / Decrease  in  Notes  Receivable ............................       (25,000)             0
    (Increase) / Decrease  in  Inventory ....................................             0        (10,710)
    (Increase) / Decrease  in  Accounts  Receivable .........................             0         12,810
    (Increase) / Decrease  in  Employee  Advance ............................             0           (500)
    (Increase) / Decrease  in  Royalties  Receivable (Current) ..............       (38,110)           (31)
    (Increase) / Decrease  in  Royalties  Receivable (Long-Term) ............       153,660            456
    (Increase) / Decrease  in  Prepaid  Expenses ............................           313         (1,250)
    (Increase) / Decrease  in  Deferred  Tax  Asset .........................        46,287       (123,338)
    Increase / (Decrease)  in  Accounts  Payable  and  Acc.  Exp ............        (1,500)         2,010
    Increase / (Decrease)  in  Payroll  Taxes  Payable ......................           217            753
    Increase / (Decrease)  in  Deferred  Tax  Liability .....................       237,387        (97,118)
                                                                                -----------     ----------
    Total  Adjustments ......................................................    (1,468,664)       437,308
                                                                                -----------     ----------
  Net  Cash  (Used) / Provided  by  Operating  Activities ...................      (123,473)        65,832


Cash  Flow  From  Investing  Activities:
    (Purchase) / Disposal  of  Property,  Plant, &  Equipment................       (32,866)       (22,944)
    (Increase) / Decrease  in  Notes  Receivable ............................             0         11,500
                                                                                -----------     ----------
  Net  Cash  Provided / (Used)  by  Investing  Activities ...................       (32,866)       (11,444)


Cash  Flow  From  Financing  Activities:
    Proceeds  from  Sale  of  Common  Stock .................................             0        180,500
    Increase / (Decrease)  in  Advance  From  Shareholder ...................       188,328              0
    (Increase) / Decrease  in  Due  From  Affiliate .........................       (76,335)             0
    Increase / (Decrease)  in  Officer's  Loan  Payable .....................       (24,000)        (2,000)
                                                                                -----------     ----------
  Net  Cash  Provided  by  Financing  Activities ............................        87,993        178,500
                                                                                -----------     ----------

Net  Increase / (Decrease)  in  Cash ........................................       (68,346)       232,888

Cash  at  the  Beginning  of  the  Period ...................................       252,500         19,612
                                                                                -----------     ----------
Cash  at  the  End  of  the  Period .........................................   $   184,154     $  252,500
                                                                                ===========     ==========
Additional  Disclosure  of  Operating  Cash  Flow
                  Cash  paid  during  the  periods  ended:

                Tax  Expense ................................................   $         0    $       350

                            See accompanying notes.

                        MEGA HOLDING CORP. & SUBSIDIARIES

                 Notes To the Consolidated Financial Statements
                                  May 31, 2000

Note 1 - Basis of Presentation:

         The accompanying unaudited financial statements have been prepared by Mega Holding Corp. (the "Company") in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Results of operations for the three-month period ended May 31, 2000 are not necessarily indicative of future financial results. For further information, refer to the financial statements and footnotes thereto for the fiscal year ended August 31, 1999, included with the Company's Form 10-KSB, as filed with the Securities and Exchange Commission.

Note 2 - Advance From Shareholders:

         During the first nine months of fiscal year 1999, various shareholders have advanced the Company money. These advances carry no interest and are payable upon demand. At May 31, 2000, a balance of $188,328 remains outstanding.

Note 3 - Subsequent Events:

         Subsequent to May 31, 2000, Quaker Holding Company, Inc. has filed for bankruptcy. The Company had previously invested in Quaker and is due to receive annual mining royalties of no less than $12,750 through 2043 per a 1994 judgement. Until a payment plan is arranged, it is unclear how much future revenues the Company will receive. As a result a seventy-five percent valuation allowance has been created.